Form 10-K
period 2012-09-30
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2012-11-23
CIK 104819, 1103601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2012

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

Securities registered pursuant to Section 12(b) of the Act (as of September 30, 2012):
Title of each class	Name of each exchange on which registered
WGL Holdings, Inc. common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act (as of September 30, 2012):
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
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, WGL Holdings, Inc., amounted to $2,085,055,750 as of March 31, 2012.

WGL Holdings, Inc. common stock, no par value outstanding as of October 31, 2012: 51,613,381 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of October 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WGL Holdings, Inc.’s definitive Proxy Statement and Washington Gas Light Company’s definitive Information Statement in connection with the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and 14C not later than 120 days after September 30, 2012, are incorporated in Part III of this report.

WGL Holdings, Inc.

Washington Gas Light Company

For the Fiscal Year Ended September 30, 2012

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

Conservation and Ratemaking Efficiency (CARE Plan): A decoupling rate mechanism designed to adjust the actual non-gas distribution revenues to the level of allowed distribution revenues authorized in the Company’s most recent rate case proceeding.

CEV: Capitol Energy Ventures Corp. is a subsidiary of Wholesale Energy Solutions that engages in acquiring and optimizing natural gas storage and transportation assets on an unregulated basis.

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

Commercial Energy Systems: Formerly known as the “design-build energy systems” segment, the commercial energy systems segment includes the operations of Washington Gas Energy Systems, Inc. which provides commercial energy efficient and sustainable solutions to governmental and commercial clients.

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

Steps to Advance Virginia’s Energy (SAVE Plan): A plan which provides for accelerated recovery mechanisms for costs of eligible infrastructure replacement programs.

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

Tariffs: Documents approved by the regulatory commission in each jurisdiction that set the prices Washington Gas may charge and the practices it must follow when providing utility service to its customers.

Third Party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. Washington Gas Energy Services, Inc., an affiliate of Washington Gas and a wholly owned subsidiary company of Washington Gas Resources Corporation, is a third-party marketer.

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

Weather Derivative: A financial instrument that provides financial protection from the effects of variations from normal weather.

Weather Insurance Policy: An insurance policy that provides protection from the negative financial effects of variation in weather.

Weather Normalization Adjustment (WNA): A billing adjustment mechanism that is designed to minimize the effect of variations from normal weather on utility net revenues.

WGESystems: Washington Gas Energy Systems, Inc. is a subsidiary of Washington Gas Resources Corporation, which provides commercial energy efficient and sustainable solutions to government and commercial clients.

WGL Holdings: WGL Holdings, Inc. is a holding company that is the parent company of Washington Gas Light Company and its subsidiaries.

WGSW: WGSW, Inc. is a subsidiary of Washington Gas Resources Corporation that was formed to invest in certain renewable energy projects.

Wholesale Energy Solutions: Wholesale Energy Solutions is a subsidiary of WGL Holdings, Inc. consisting primarily of the operations of CEV, which performs asset optimization activities.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business

ITEM 1.  BUSINESS

CORPORATE OVERVIEW

WGL HOLDINGS, INC.

WGL Holdings was established on November 1, 2000 as a Virginia corporation. Through its wholly owned subsidiaries, it sells and delivers natural gas and provides energy-related products and services to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. WGL Holdings, Inc. promotes the efficient use of clean natural gas and renewable energy to improve the environment for the benefit of customers, investors, employees, and the communities it serves. WGL Holdings owns all of the shares of common stock of Washington Gas, Washington Gas Resources, Hampshire Gas Company (Hampshire) and Crab Run Gas Company (Crab Run). Washington Gas Resources owns four unregulated subsidiaries that include WGEServices, WGESystems, CEV and WGSW.

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

INDUSTRY SEGMENTS

In the first quarter of 2012, we made certain changes to our operating segment reporting to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. Projects that we own and manage directly, including commercial solar projects, energy efficiency projects, combined heat and power projects, and activities of WGESystems, are reported within a newly-defined operating segment entitled Commercial Energy Systems. We also established Wholesale Energy Solutions as a new segment that contains the activities of CEV, our non-utility asset optimization business, which we began in fiscal year 2010. These changes improve visibility into our operations and better align our reporting with current management accountability.

Our segments include Regulated Utility, Retail Energy-Marketing, Commercial Energy Systems and Wholesale Energy Solutions. Transactions and activities not specifically identified in one of these four segments are accumulated and reported in the category “Other Activities.” The four segments are described below.

REGULATED UTILITY SEGMENT

Washington Gas Light Company

The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 86% of WGL Holdings’ consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates and terms of service. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas purchased to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

Washington Gas’ asset optimization program utilizes Washington Gas’ storage and transportation capacity resources when those assets are not fully utilized to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers (refer to the section entitled “Asset Optimization” for further discussion of the asset optimization program) by entering into commodity-related physical and financial contracts with third parties. Unless otherwise noted, therm deliveries reported for the regulated utility segment do not include therm deliveries related to the asset optimization program.

At September 30, 2012, Washington Gas’ service area had a population estimated at 5.5 million and included over two million households and commercial structures. Washington Gas is not dependent on a single customer or group of customers such that the loss of any one or more customers would have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended September 30, 2012 and 2011, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Active Customer Meters and Therms Delivered by Jurisdiction
Jurisdiction	Active Customer Meters as of September 30, 2012	Millions of Therms Delivered Fiscal Year Ended September 30, 2012	Active Customer Meters as of September 30, 2011	Millions of Therms Delivered Fiscal Year Ended September 30, 2011

District of Columbia	154,818	261.0	153,642	315.4
Maryland	443,201	931.1	439,371	829.1
Virginia	496,090	522.7	489,970	628.0

Total	1,094,109	1,714.8	1,082,983	1,772.5

For additional information about gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in Management’s Discussion for Washington Gas.

Hampshire Gas Company

Hampshire operates and owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia. Washington Gas purchases all of the storage services of Hampshire and includes the cost of these services in the bills sent to its customers. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC, and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses.

Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to serve the demand of customers; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) having access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates charged to customers and (vi) earning a just and reasonable rate of return on invested capital. The regulated utility segment reported total operating revenues related to gas sales and deliveries to external customers of approximately $1.1 billion in fiscal year 2012 and $1.3 billion in both fiscal year 2011 and 2010.

Rates and Regulatory Matters

Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA which approve the terms of service and the billing rates that it charges to its customers. Hampshire is regulated by the FERC. The rates charged to utility customers are designed to recover Washington Gas’ operating expenses and natural gas commodity costs and to provide a return on its investment in the net assets used in its firm gas sales and delivery service. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion and Analysis for Washington Gas.

District of Columbia Jurisdiction

The PSC of DC typically consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years with no limitations on the number of terms that can be served. The PSC of DC has no time limitation in which it must make decisions regarding modifications to base rates charged by Washington Gas to its customers; however it targets resolving pending rate cases within nine months from the date a rate case is filed.

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

Seasonality of Business Operations

Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating purposes. Excluding deliveries for electric generation, in fiscal year 2012 and 2011, approximately 74% and 78%, respectively, of the total therms delivered in Washington Gas’ service area occurred during its first and second fiscal quarters. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas historically incurs net losses in the third and fourth fiscal quarters. The seasonal nature of Washington Gas’ business creates large variations in short-term cash requirements, primarily due to the fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper and unsecured short-term bank loans. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion.

Natural Gas Supply and Capacity

Capacity and Supply Requirements

Washington Gas is responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet customer demand. As such, Washington Gas has adopted a diversified portfolio approach designed to satisfy the demand of its customers and to address the constraints on supply, using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own substantial storage and peak shaving capabilities to meet its customers’ demands. Washington Gas’ supply and pipeline capacity plan is based on forecasted system requirements, and takes into account estimated load growth by type of customer, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between bundled service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to the general population to conserve and target curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’ three jurisdictions.

Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States and Canada. At September 30, 2012 and 2011, Washington Gas had service agreements with four pipeline companies that provided firm transportation and/or storage services directly to Washington Gas’ city gate. For fiscal years 2012 and 2011, these contracts have expiration dates ranging from fiscal years 2013 to 2029 and 2012 to 2029, respectively.

Operating Issues Related to Changes in Natural Gas Supply

In 2003, Dominion reactivated its Cove Point LNG terminal. The composition of the vaporized LNG received from the Cove Point LNG terminal resulted in increased leaks in mechanical couplings on the portion of our distribution system in Prince George’s County, Maryland that directly receives the Cove Point gas. Through a mechanically coupled pipeline replacement project and the operation of three heavy hydrocarbon (HHC) injection facilities, Washington Gas has reduced the occurrence of mechanically coupled pipeline leaks in this area of the distribution system. While a substantial increase in the receipt of Cove Point gas could result in additional leaks, Washington Gas has observed a significant reduction in sendout from Cove Point since May 2010, possibly resulting from increases in domestic natural gas supply and global LNG market conditions. In addition, Dominion has disclosed plans to convert the import facility into an export facility. The reduction in sendout from Cove Point and the planned change in use of the facility have reduced the likelihood of low HHC gas in the form of vaporized LNG from reaching pipelines that serve Washington Gas. Other sources of low HHC gas entering the interstate pipeline that serve Washington Gas could pose similar risks. Refer to the section entitled “Operating Issues Related To Changes In Natural Gas Supply” in Management’s Discussion for further information on this issue.

Projects for Expanding Capacity

As the result of growing demand, Washington Gas anticipates enhancing its peak shaving capacity by constructing an LNG peak shaving facility that is expected to be completed and placed in service by the 2019-2020 winter heating season, subject to favorable outcomes on certain zoning regulatory and legal challenges. This peak shaving facility is designed to provide up to two million therms per day, and its in-service date had been moved back based on certain infrastructure

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

investments Washington Gas has made to deliver additional supplies of gas into growing segments of its distribution system. Until the current Washington Gas appeal of the United States District Court for the District of Maryland’s decision to uphold a local zoning decision that denied Washington Gas’ application to construct and site this facility is settled, Washington Gas has considered any further construction expenditures to be incurred beyond the five year forecast period. Washington Gas will continue to utilize supply resources acquired on a short-term basis to support the growing customer demand on its system and has contracted with various interstate pipeline and storage companies to expand its storage capacity. The following projects are in progress to expand Washington Gas’ transportation and/or storage capacity.

For information related to capital expenditures for this peak shaving facility, refer to the section entitled “Liquidity and Capital Resources—Capital Expenditures” in Management’s Discussion.

Project For Expanding Transportation and Storage Capacity
Pipeline Service Provider	Daily Capacity	Annual Capacity	In-Service Date (Fiscal Year)

Dominion Transmission Inc. Alleghany Storage (formerly Storage Factory)	1 million	60 million	2014

Transcontinental Gas Pipe Line Company, LLC Leidy Southeast	1.35 million		2016

Washington Gas will continue to monitor other opportunities to acquire or participate in obtaining additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

Asset Optimization

Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas’ utilizes its storage and transportation capacity resources when they are not being used to serve its utility customers. The objective of this program is to derive a profit to be shared with its utility customers. Washington Gas enters into these physical and financial derivative transactions contracts to lock-in operating margins that Washington Gas will ultimately realize. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders; therefore, any changes in fair value are recorded through earnings, or as regulatory assets or liabilities, to the extent that realized gains and losses associated with these derivative instruments will be included in the rates charged to customers.

The derivatives used under this program are subject to fair value accounting treatment. This treatment may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with these valuation changes for the portion of net profits to be retained for shareholders; however, this volatility does not change the locked-in operating margins that Washington Gas will ultimately realize from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins including unrealized gains and losses recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal years ended September 30, 2012, 2011 and 2010 were $28.3 million, $1.9 million and $23.2 million respectively.

Refer to the sections entitled “Results of Operations — Regulated Utility” and “Market Risk” in Management’s Discussion for further discussion of this program and its effect on earnings.

Annual Sendout

As reflected in the table below, there were multiple sources of delivery through which Washington Gas received natural gas to satisfy its customer demand requirements in fiscal year 2012. These sources also are expected to be utilized to satisfy customer demand requirements in fiscal year 2013. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Natural gas commodity may be provided through transportation, storage and peaking resources that may be provided by Washington Gas to the unregulated third party marketers under tariffs approved by the three public service commissions (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Excluding the sendout of sales and deliveries of natural gas used for electric generation during fiscal year 2012, total sendout on the system was 1,429 million therms, compared to total sendout of 1,692 million therms during fiscal year 2011. The decrease in 2012 was the result of weather in fiscal year 2012 that was warmer than fiscal year 2011. The sendout for fiscal year 2013 is estimated at 1,637 million therms (based on normal weather). The sources of delivery and related volumes that were used to satisfy the requirements of fiscal year 2012 and those projected for pipeline year 2013 are shown in the following table.

Sources of Delivery for Annual Sendout
(In millions of therms)	Fiscal Year
Sources of Delivery	Actual 2011	Actual 2012	Projected 2013
Firm Transportation	626	496	618
Transportation Storage	250	226	239
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	17	20	19
Unregulated Third Party Marketers	799	687	761
Total	1,692	1,429	1,637

Design Day Sendout

The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for the 2012-2013 winter season is 18.6 million therms and Washington Gas’ projected sources of delivery for design day sendout is 19.6 million therms. This provides a reserve margin of approximately 5.2%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for fiscal year 2013.

Projected Sources of Delivery for Design Day Sendout
(In millions of therms)	Fiscal Year 2013
Sources of Delivery	Volumes	Percent
Firm Transportation	5.8	30%
Transportation Storage	7.3	37%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak-Shaving Resources	6.3	32%
Unregulated Third Party Marketers	0.2	1%
Total	19.6	100%

Natural Gas Unbundling

At September 30, 2012, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.094 million active customers at September 30, 2012, approximately 169,000 customers purchased their natural gas commodity from unregulated third party marketers.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

The following table provides the status of customer choice programs in Washington Gas’ jurisdictions at September 30, 2012.

Status of Customer Choice Programs
At September 30, 2012
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating

District of Columbia	Firm:
	Residential	141,790	11%
	Commercial	12,832	37%
	Interruptible	196	94%
Maryland	Firm:
	Residential	413,362	19%
	Commercial	29,593	42%
	Interruptible	246	96%
Virginia	Firm:
	Residential	467,649	10%
	Commercial	28,214	32%
	Interruptible	227	98%
Total		1,094,109	15%

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

Competition

The Natural Gas Delivery Function

The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has invested $ 3.7 billion as of September 30, 2012 to construct and operate a safe and reliable natural gas distribution system. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a natural gas distribution system in its current franchise area for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.

Competition with Other Energy Products

Washington Gas faces competition based on customers’ preference for natural gas compared to other energy products and the comparative prices of those products. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the increase in the number of active customer meters by jurisdiction and major rate class for the year ended September 30, 2012.

New Customer Meters by Area
	Residential	Commercial and Interruptible	Group Meter Apartments	Total
Maryland	4,182	326	7	4,515
Virginia	5,234	575	2	5,811
District of Columbia	792	119	13	924
Total	10,208	1,020	22	11,250

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

RETAIL ENERGY-MARKETING SEGMENT

Description

The retail energy-marketing segment consists of the operations of WGEServices. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities. Refer to Note 16—Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion of our purchase of receivables program.

WGEServices is expanding its renewable energy offerings to include wind and solar renewable energy certificate and offset products. WGEServices does not own or operate any other natural gas or electric generation, production, transmission or distribution assets.

At September 30, 2012, and 2011, respectively, WGEServices served approximately 177,000 and 172,000 residential, commercial and industrial natural gas customer accounts and approximately 194,000 and 183,000 residential, commercial and industrial electricity customer accounts located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia. This increase is primarily attributable to the success of WGEServices’ customer acquisition programs and its expansion into the Pennsylvania electricity and natural gas markets. WGEServices is not dependent on a single customer or concentration of customers such that the loss of any one or more customers would have a significant adverse effect on its business.

Factors critical to the success of the retail energy-marketing segment include: (i) managing the market risk of the difference between the sales price committed to customers under sales contracts and the cost of natural gas and electricity needed to satisfy these sales commitments; (ii) managing credit risks associated with customers and suppliers; (iii) having sufficient deliverability of natural gas and electric supplies and transportation to serve the demand of its customers which can be affected by the ability of natural gas producers, pipeline gatherers, natural gas processors, interstate pipelines, electricity generators and regional electric transmission operators to deliver the respective commodities; (iv) access to sources of liquidity; (v) controlling the level of selling, general and administrative expenses, including customer acquisition expenses and (vi) the ability to access markets through customer choice programs or other forms of deregulation. The retail energy-marketing segment’s total operating revenues from external customers were $1.3 billion in fiscal year 2012 and $1.4 billion for both fiscal years 2011 and 2010.

Seasonality of Business Operations

The operations of WGEServices are seasonal, with larger amounts of electricity being sold in the summer months and larger amounts of natural gas being sold in the winter months. Working capital requirements can vary significantly during the year and these variations are financed primarily through WGL Holdings’ issuance of commercial paper and unsecured short-term bank loans. WGEServices accesses these funds through the WGL Holdings money pool. For a discussion of WGL Holdings’ money pool, refer to the section entitled “Money Pool” in Management’s Discussion.

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

Electricity Supply

The PJM Interconnection (PJM) is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity in the states and jurisdictions where WGEServices operates. WGEServices buys wholesale and sells retail electricity in the PJM market territory, subject to its rules and regulations. PJM requires that its market participants have sufficient load capacity to serve their customers’ load requirements. As such, WGEServices has entered into contracts with multiple electricity suppliers to purchase its electricity and electric delivery needs. These contracts cover various periods ranging from one month to several years into the future.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

Competition

Natural Gas

WGEServices competes with the commodity prices offered by regulated gas utilities and other third party marketers to sell natural gas to customers both inside and outside of the Washington Gas service area. Marketers of natural gas compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGEServices manages its natural gas contract portfolio by closely matching the commitments for gas deliveries from wholesale suppliers with requirements to serve retail sales customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion and Analysis.

Electricity

WGEServices competes with regulated electric utilities and other third party marketers to sell electricity to customers. Marketers of electric supply compete largely on price; therefore, gross margins are relatively small. To provide competitive pricing to its retail customers and in adherence to its risk management policies and procedures, WGEServices manages its electricity contract portfolio by closely matching the commitment for electricity deliveries from suppliers with requirements to serve sales customers. For a discussion of WGEServices’ exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Retail Energy-Marketing Segment” in Management’s Discussion and Analysis.

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

COMMERCIAL ENERGY SYSTEMS SEGMENT

Description

The commercial energy systems segment consists of the operations of WGESystems and the results of operations of affiliate owned commercial solar projects. WGESystems provides commercial energy efficiency and sustainability solutions to governmental and commercial clients. These solutions include energy efficiency projects and distributed generation assets such as Solar PV systems, combined heat and power plants and fuel cells which we own and operate. WGESystems also focuses on upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. In addition to these three regions, WGESystems is also expanding its portfolio of Solar PV power generating systems into Delaware, New Jersey, New Mexico and Massachusetts. WGESystems is also evaluating opportunities in other geographical locations within the United States. The commercial energy systems segment derived approximately 95% of its revenues from work completed for various agencies of the Federal Government in fiscal year 2012 and the remainder from its commercial solar assets.

As of September 30, 2012 and 2011, WGESystems had an infrastructure upgrade work backlog of $46.1 million and $93.1 million, respectively. This backlog only includes work associated with signed contracts. As of September 30, 2012, the approximate value of backlog to be completed beyond fiscal year 2013 was $12.9 million.

Factors critical to the success of the commercial energy systems segment include: (i) generating adequate sales commitments from the government and private sectors in the facility construction and retrofit markets; (ii) building a stable base of customer relationships; (iii) estimating and managing fixed-price contracts with contractors; (iv) timely release of Federal stimulus and other funds such that the backlog of contract work can be converted into revenues; (v) managing selling, general and administrative expenses; (vi) managing price and operational risk associated with solar projects and (vii) successful operation and optimization of all commercial assets.

Competition

There are many competitors in this business segment. Within the government sector, competitors primarily include companies contracting with customers under Energy Savings Performance Contracting (ESPC) as well as utilities providing services under Utility Energy Saving Contracts (UESC). In the commercial markets, in addition to ESPCs, competitors include manufacturers of equipment and control systems and consulting firms. In the energy efficiency business sector, competitors primarily include tax equity investors and lending institutions. WGESystems competes on the basis of strong customer relationships developed over many years of implementing successful projects, developing and maintaining strong supplier relationships, and focusing in areas where it can bring relevant expertise.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (continued)

WHOLESALE ENERGY SOLUTIONS SEGMENT

Description

The Wholesale Energy Solutions segment, which consists of the operations of CEV, engages in acquiring, managing and optimizing natural gas storage and transportation assets. CEV enters into both physical and financial transactions in a manner intended to utilize the most effective energy risk management products available to mitigate risks while maximizing potential profits from the optimization of these assets under its management. These derivatives may cause significant period-to-period volatility in earnings as recorded under GAAP; however, this volatility will not change the operating margins that CEV will ultimately realize from sales to customers or counterparties. CEV’s customers and counterparties include wholesale energy suppliers, pipelines and financial institutions. CEV’s risk management policy requires it to closely match its forward physical and financial positions with its asset base, thereby minimizing its price risk exposure. For a discussion of CEV’s exposure to and management of price risk, refer to the section entitled “Market Risk—Price Risk Related to the Other Non-Utility Segment” in Management’s Discussion and Analysis.

CEV competes with wholesale energy marketers, producers and other non-utility affiliates of regulated utilities for the acquisition of assets and asset management agreements. Factors critical to the success of CEV’s operations include: (i) adhering to strong internal risk management policies; (ii) winning business in a competitive marketplace; (iii) managing credit risks associated with customers and counterparties; (iv) accessing sources of liquidity and (v) managing the level of selling, general and administrative expenses.

OTHER ACTIVITIES

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” and are included as part of non-utility operations in the operating segment financial information. For fiscal years ended September 30, 2012, 2011 and 2010, other activities consist of the operations of WGSW, which was formed to invest in solar power generation and other energy efficiency solutions for customers. WGSW, a wholly owned subsidiary of Washington Gas Resources, holds a 99% limited partnership interest in ASD Solar LP which accounts for this investment under the equity method of accounting referred to as the hypothetical liquidation at book value method (HLBV) for allocating profits and losses; any profits and losses are included in “Other income—net” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of WGL Holdings’ investment balance. WGL Holdings held $23.3 million and $7.6 million in equity investments as of September 30, 2012 and 2011 but did not hold any significant equity method investments during the fiscal year ended September 30, 2010. In addition to the partnership interest in ASD Solar LP, WGSW also held solar project financing arrangements with Skyline Innovations Inc (“Skyline”) and EchoFirst Finance Company LLC (“EchoFirst”). Additionally, other activities include the operation of Crab Run, a small exploration company, and administrative costs associated with WGL Holdings and Washington Gas Resources.

ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long timeframe to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1. Business (concluded)

Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas’ last use of an MGP was in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites, and may be present at others. Based on the information available to us, we have concluded that none of the sites are likely to present an unacceptable risk to human health or the environment.

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

In December 2011, Washington Gas, several federal agencies and the District of Columbia Department of the Environment signed a consent decree which requires Washington Gas to implement the soil remediation plan prescribed in the 2006 ROD and to conduct a supplemental environmental investigation of potential impacts to the ground water and river sediment. The consent decree underwent an extended public review and comment period during the spring of 2012 and was entered by the U.S. District Court in September 2012. Washington Gas expects to implement the requirements of the consent decree over the next several years.

At a second former MGP site and on an adjacent parcel of land, Washington Gas implemented a “monitoring-only” remediation plan. This plan received approval under a state voluntary closure program, and the required monitoring was completed in 2001 in accordance with the plan.

At the remaining eight sites, either the appropriate remediation is being undertaken, or Washington Gas believes no remediation is necessary. The impact of these matters is not expected to have a material effect on Washington Gas’ financial position, cash flows, capital expenditures, earnings or competitive position. See Note 12—Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of environmental response costs.

OTHER INFORMATION

At September 30, 2012, we had 1,362 employees comprising 1,235 utility and 127 non-utility employees. At September 30, 2011, we had 1,384 employees comprising 1,268 utility and 116 non-utility employees.

Our code of conduct, corporate governance guidelines, and charters for the governance, audit and human resources committees of the Board of Directors are available on the corporate Web site www.wglholdings.com under the “Corporate Governance” link, and any changes or amendments to these documents will also be posted to this section of our Web site. Copies may be obtained by request to the Corporate Secretary at WGL Holdings, Inc., 101 Constitution Ave., N.W., Washington, D.C. 20080. Also on the corporate web site is additional information about WGL Holdings and free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed with or furnished to the Securities and Exchange Commission.

Our Chairman and Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 28, 2012 that, as of that date, he was unaware of any violation by WGL Holdings of the NYSE’s corporate governance listing standards.

Our research and development costs during fiscal years 2012, 2011 and 2010 were not material.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors

ITEM 1A. RISK FACTORS

The risk factors described below should be read in conjunction with other information included or incorporated by reference in this annual report on Form 10-K, including an in-depth discussion of these risks in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only risks and uncertainties facing us that could adversely affect our results of operations, cash flows and financial condition.

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

We extend credit to counterparties. While we have prudent risk management policies in place, including credit policies, netting arrangements and margining provisions incorporated in contractual agreements, the risk exists that we may not be able to collect amounts owed to us.

Investing in certain non-controlling investments may limit our ability to manage risks associated with these investments.

We have, and may acquire additional, non-controlling investments. We may not have the right or power to direct the management of these non-controlling investments. In addition, other participants may become bankrupt or have other economic or business objectives that could negatively impact our investments.

Derivatives legislation and implementing rules could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, subject to certain exceptions for entities that use swaps to hedge or mitigate commercial risk. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted and fully implemented by both the SEC and the Commodities Futures Trading Commission, and market participants establish registered clearing facilities under those regulations. The legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.

Investments in renewable energy projects are subject to substantial risks and uncertainty.

Returns on investments in renewable energy projects are dependent upon current regulatory and tax incentives, which are subject to uncertainty with respect to their extent and future availability. As a result, investments in renewable energy projects face the risk that the current incentives will expire or become modified in the future thereby adversely affecting existing projects, economic performance and future potential for growth in this area.

WASHINGTON GAS LIGHT COMPANY

Changes in the regulatory environment or unfavorable rate regulation, which can be affected by new laws or political considerations, may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on its invested capital to provide utility service and to recover fully its operating costs.

Washington Gas is regulated by several regulatory commissions and agencies. These regulatory commissions generally have authority over many of the activities of Washington Gas’ business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards, collection practices and other matters. These regulators also may modify Washington Gas’ rates to change the level, type and methods that it utilizes to recover its costs, including the costs to acquire, store, transport and deliver natural gas. The actions of regulatory commissions may restrict or delay Washington Gas’ ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs.

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 1A. Risk Factors (continued)

Washington Gas needs to acquire additional capacity to deliver natural gas on the coldest days of the year, and, it may not receive the necessary authorizations to do so in a timely manner.

Washington Gas is planning to construct a one billion cubic foot liquefied natural gas (LNG) storage facility in Chillum, Maryland, to meet its customers’ forecasted demand for natural gas. The new storage facility was expected to be completed and in service by the 2019-2020 winter heating season; however, the United States District Court for the District of Maryland ruled that local zoning laws that have prohibited our construction of this plant are authoritative. While we have appealed this court’s ruling, if we are not permitted or are not able to construct this planned facility on a timely basis, the availability of the next best alternative (which is to acquire additional interstate pipeline transportation or storage capacity) may be limited by market supply and demand, and the timing of Washington Gas’ participation in new interstate pipeline construction projects. This could cause an interruption in Washington Gas’ ability to satisfy the needs of some of its customers.

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

An increase in the volume of low HHC gas, which contains a low concentration of HHCs, is likely to result in increased leaks in Washington Gas’ distribution system. Additional operating expenses and capital expenditures may be necessary to contend with the receipt of increased volumes of low HHC gas into Washington Gas’ distribution system if the current preventative and remedial measures to mitigate leaks in affected portions of Washington Gas’ distribution system are unsuccessful. These additional expenditures may not be recoverable or may not be recoverable on a timely basis from customers. Additionally, such operating expenses and capital expenditures may not be timely enough to mitigate the challenges posed by increased volumes of low HHC gas and could result in leakage in couplings at a rate that would compromise our ability to respond to these leaks in a timely manner, possibly affecting safety in portions of our distribution system.

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

Washington Gas’ business requirements expose it to commodity price, weather, credit and interest-rate risks. Washington Gas attempts to manage its exposure to these risks through regulatory recovery mechanisms, hedging, the use of risk limits and by employing other risk management tools and procedures. Risk management activities may not be as effective as planned, and cannot eliminate all risks. Washington Gas also may be exposed to additional liability should the anticipated revenue recovery of costs or losses incurred with certain of these risk management activities be subsequently excluded from the determination of revenues by a regulator.

Washington Gas’ facilities and operations may be impaired by cyber-attacks or acts of terrorism.

Washington Gas’ distribution, storage facilities and IT infrastructure may be targeted by terrorist activities. Resulting damage could cause disruption of the ability to meet customer requirements. A security breach of Washington Gas’ information systems could impact the reliability of the distribution system or result in the theft of sensitive customer or employee information.

Terrorist attacks may also disrupt capital markets and Washington Gas’ ability to raise capital. A terrorist attack on Washington Gas’ facilities or those of its natural gas suppliers or customers could result in a significant decrease in revenues or a significant increase in response costs.

Washington Gas may face certain regulatory and financial risks related to climate change legislation.

Future proposals to limit greenhouse gas (GHG) emissions, measured in carbon dioxide equivalent units, could adversely affect our operating and service costs and demand for our product. In the past, the United States Congress has considered legislative proposals to limit GHG emissions. Should future proposals become law, the adoption could increase utility costs and prices charged to utility customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 2. Properties

ITEM 2. PROPERTIES

At September 30, 2012, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses. The regulated utility segment is the only segment where property, plant and equipment are significant assets.

Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. Washington Gas calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility was 2.87%, 2.84% and 3.00% during fiscal years 2012, 2011 and 2010, respectively, which included an allowance for estimated accrued non-legal asset removal costs (see Note 1 —Accounting Policy of the Notes to Consolidated Financial Statements).

At September 30, 2012, Washington Gas had approximately 666 miles of transmission mains, 12,803 miles of distribution mains and 13,231 miles of distribution services. Washington Gas has the storage capacity for approximately 15.0 million gallons of propane for peak-shaving.

Washington Gas owns approximately 40 acres of land and three buildings (two completed in 2012 and one in 1970, respectively) at 6801 and 6803 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. During fiscal year 2010, Washington Gas began construction of a new operations headquarters (an office building and an industrial building) on approximately half the land at the now-former Springfield Operations Center (SOC). The new facility, completed in the second quarter of fiscal year 2012, was constructed to replace the administrative, operations and facilities building built in 1970. On April 30, 2012, Washington Gas completed the relocation of its employees from the SOC facility to the new operations facility, the Springfield Center. The SOC facility is being marketed for sale. Washington Gas also holds title to land and buildings used as substations for its utility operations.

Washington Gas also has peak shaving facilities to enhance deliverability in periods of peak demand in the winter that consist of propane air plants in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant). Hampshire owns full and partial interests in, and operates underground natural gas storage facilities in Hampshire County, West Virginia. Hampshire accesses the storage field through 12 storage wells that are connected to an 18-mile transmission pipeline system. Concurrent with acquiring and protecting its storage rights, Hampshire has historically acquired certain exploration and development rights in West Virginia principally in the Oriskany Sandstone, the Marcellus Shale and other shale formations. These rights are predominately owned by lease and they are applicable to approximately 26,000 gross acres for the storage facilities of which 12,200 acres may be subject to exploration in addition to its storage function. Hampshire also operates a compressor station utilized to increase line pressure for injection of gas into storage. For fiscal year 2013, we estimate that the Hampshire storage facility has the capacity to supply approximately 2.5 billion cubic feet of natural gas to Washington Gas’ system for meeting winter season demands.

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

Facilities utilized by our corporate headquarters, as well as by the retail energy-marketing and commercial energy systems segments, are located in the Washington, D.C. and Baltimore metropolitan area and are leased.

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At September 30, 2012 and 2011, there was no debt outstanding under the Mortgage.

Washington Gas executed a supplemental indenture to its unsecured Medium-Term Note (MTN) indenture on September 1, 1993, providing that Washington Gas will not issue any FMBs under its Mortgage without also securing all MTNs with all other debt secured by the Mortgage.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 3. Legal Proceedings

ITEM 3. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13—Commitments and Contingencies, contained in Part II under the Notes to Consolidated Financial Statements.

On December 30, 2011, a complaint was filed against Washington Gas in the Superior Court of the District of Columbia. The complaint was filed on behalf of six plaintiffs who are collectively seeking damages in the amount of $110 million. The plaintiffs in the case are: Stephen D. Vermillion III, Jennifer Vermillion, Anna Cederberg Heard, C.J.C. (a minor), and Adrienne Connolly and James Connolly. Pursuant to the complaint, the plaintiffs have sued Washington Gas for various personal injuries and damages allegedly related to, and negligently caused by, pollutants located at Washington Gas’ East Station site at which a manufactured gas plant was formerly operated. The East Station site is adjacent to the Anacostia River in Washington, DC.

On August 14, 2012, a third-party complaint was filed against Washington Gas and WGL Holdings, Inc. in the Arlington County Circuit Court in Virginia by The Carlin Limited Partnership and Foundation Property Management, Inc. (“defendants”). The case involves a complaint filed by plaintiff Marianne Karklins, against defendants, seeking $50 million in damages for injuries sustained as a result of an explosion and fire in an apartment on May 21, 2011. Pursuant to the complaint, the plaintiff asserts claims of negligence and negligence per se against the defendants for her injuries. The third-party complaint was filed on behalf of defendants and seeks contribution for any sums awarded to the plaintiff.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

Item 4. Mine Safety

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

WGL Holdings, Inc.

Washington Gas Light Company

Part I

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages and positions of the executive officers of the registrants at October 31, 2012, are listed below along with their business experience during the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.

Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrants	Date Elected or Appointed

Vincent L. Ammann, Jr., Age 53 (1)
Vice President and Chief Financial Officer	September 30, 2006

Gautam Chandra, Age 46 (1)
Vice President—Business Development, Strategy and Non-Utility Operations	October 1, 2011
Vice President—Business Development, Strategy and Business Process Outsourcing and Non-Utility Operations	October 1, 2009
Vice President—Business Process Outsourcing and Non-Utility Operations	July 2, 2007

Adrian P. Chapman, Age 55 (1)
President and Chief Operating Officer	October 1, 2009
Vice President—Operations, Regulatory Affairs and Energy Acquisition	October 1, 2005

William R. Ford, Age 57 (1)
Controller	October 1, 2010
Division Head—Assistant Controller	January 26, 2009
Director—Assistant to the Controller	June 13, 2005

Marcellous P. Frye, Jr., Age 45
Vice President—Support Services	March 21, 2008
Division Head—Information Technology	July 2, 2007

Eric C. Grant, Age 55
Vice President—Corporate Relations	October 1, 2009
Director—Corporate Communications	September 4, 2007

Luanne S. Gutermuth, Age 50
Vice President—Human Resources and Organizational Development	October 1, 2010
Division Head—Consumer Services	July 31, 2008
Division Head—Business Process Outsourcing Performance and Effectiveness	July 2, 2007

Terry D. McCallister, Age 56 (1)
Chairman of the Board and Chief Executive Officer	October 1, 2009
President and Chief Operating Officer	October 1, 2001

Anthony M. Nee, Age 56 (1)
Treasurer	February 14, 2009
Division Head—Risk Management	December 8, 2003

Arden T. Phillips, Age 41 (1)
Corporate Secretary and Governance Officer	October 1, 2010
Assistant Secretary	March 5, 2007

Roberta W. Sims, Age 58
Vice President—Regulatory Affairs and Energy Acquisition	October 1, 2009
Vice President—Corporate Relations and Communication	January 31, 1996

Douglas A. Staebler, Age 52
Vice President—Engineering and Construction	October 31, 2006

Leslie T. Thornton, Age 54 (1,2)
Vice President and General Counsel	January 1, 2012
Counsel to the Chairman	November 28, 2011

(1) At September 30, 2012, Executive Officer of both WGL Holdings, Inc. and Washington Gas Light Company.

(2) Ms. Thornton was previously a partner at Dickstein Shapiro, LLP where she managed sensitive internal corporate, federal government and state attorney general investigations.

WGL Holdings, Inc.

Part II

Item 5. Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At October 31, 2012, WGL Holdings had 11,143 common shareholders of record. During fiscal years 2012 and 2011, WGL Holdings’ common stock was listed for trading on the New York Stock Exchange and was shown under the ticker symbol “WGL.” We did not purchase any of our outstanding common stock and had no restrictions on dividends during fiscal years 2012 or 2011. The table below shows quarterly price ranges and quarterly dividends paid for the fiscal years ended September 30, 2012 and 2011.

Common Stock Price Range and Dividends Paid
	High	Low	Dividends Paid Per Share	Dividend Payment Date
Fiscal Year 2012
Fourth quarter	$41.53	$38.97	$0.4000	8/1/2012
Third quarter	41.30	37.65	0.4000	5/1/2012
Second quarter	44.97	39.85	0.3875	2/1/2012
First quarter	44.99	36.84	0.3875	11/1/2011
Fiscal Year 2011
Fourth quarter	$41.99	$34.71	$0.3875	8/1/2011
Third quarter	39.74	36.93	0.3875	5/1/2011
Second quarter	39.15	35.64	0.3775	2/1/2011
First quarter	40.00	34.69	0.3775	11/1/2010

WGL Holdings, Inc.

Part II

Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years Ended September 30,	2012	2011	2010	2009	2008

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,109,355	$1,264,580	$1,297,786	$1,481,089	$1,536,443
Non-utility	1,315,955	1,486,921	1,411,090	1,225,767	1,091,751

Total operating revenues	$2,425,310	$2,751,501	$2,708,876	$2,706,856	$2,628,194

Income from continuing operations	$139,818	$117,050	$109,885	$120,373	$116,523
Net income applicable to common stock	$139,818	$117,050	$109,885	$120,373	$116,523
Earnings per average common share
Basic:
Income from continuing operations	$2.71	$2.29	$2.17	$2.40	$2.35
Net income applicable to common stock	$2.71	$2.29	$2.17	$2.40	$2.35
Diluted:
Income from continuing operations	$2.71	$2.28	$2.16	$2.39	$2.33
Net income applicable to common stock	$2.71	$2.28	$2.16	$2.39	$2.33
CAPITALIZATION-YEAR END
Common shareholders’ equity	$1,269,556	$1,202,715	$1,153,395	$1,097,698	$1,047,564
Washington Gas Light Company preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	589,202	587,213	592,875	561,830	603,738

Total capitalization	$1,886,931	$1,818,101	$1,774,443	$1,687,701	$1,679,475

OTHER FINANCIAL DATA
Total assets—year-end	$4,110,947	$3,809,034	$3,643,894	$3,349,890	$3,243,543
Property, plant and equipment-net—year-end	$2,667,413	$2,489,901	$2,346,208	$2,269,141	$2,208,302
Capital expenditures
Accrual basis(a)	$260,855	$218,655	$134,491	$137,505	$131,433
Cash basis adjustments	(9,727)	(17,115)	(4,385)	1,403	3,528

Cash basis	$251,128	$201,540	$130,106	$138,908	$134,961

Long-term obligations—year-end	$589,202	$587,213	$592,875	$561,830	$603,738
COMMON STOCK DATA
Annualized dividends per share	$1.60	$1.55	$1.51	$1.47	$1.42
Dividends declared per share	$1.5875	$1.5400	$1.5000	$1.4575	$1.4075
Closing price	$40.25	$39.07	$37.78	$33.14	$32.45
Book value per share—year-end	$24.60	$23.42	$22.63	$21.89	$20.99
Return on average common equity	11.3%	9.9%	9.8%	11.2%	11.5%
Dividend yield on book value	6.5%	6.6%	6.7%	6.7%	6.8%
Dividend payout ratio	59.8%	67.2%	69.1%	60.7%	59.9%
Shares outstanding—year-end (thousands)	51,612	51,365	50,975	50,143	49,917
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	540,206	677,558	662,357	689,986	627,527
Commercial and industrial
Firm	149,515	179,207	170,534	203,039	199,363
Interruptible	2,042	2,573	3,649	3,377	6,543

Total gas sold and delivered	691,763	859,338	836,540	896,402	833,433

Gas delivered for others
Firm	436,698	501,187	481,099	462,051	433,991
Interruptible	243,031	271,421	267,823	273,820	256,626
Electric generation	343,315	140,557	172,995	102,759	92,176

Total gas delivered for others	1,023,044	913,165	921,917	838,630	782,793

Total utility gas sales and deliveries	1,714,807	1,772,503	1,758,457	1,735,032	1,616,226

OTHER STATISTICS
Active customer meters—year-end	1,094,109	1,082,983	1,073,722	1,064,071	1,053,032
New customer meters added	11,250	9,868	10,563	11,011	12,962
Heating degree days—actual	3,036	3,999	3,825	4,211	3,458
Weather percent colder (warmer) than normal	(20.1)%	6.1%	1.6%	11.6%	(8.7)%

(a) Excludes Allowance for Funds Used During Construction and prepayments associated with capital projects. Includes accruals for capital expenditures and other non-cash additions.

Washington Gas Light Company

Part II

Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years Ended September 30,	2012	2011	2010	2009	2008

SUMMARY OF EARNINGS
Operating Revenues
Utility	$1,137,666	$1,288,539	$1,321,446	$1,505,875	$1,552,344
Non-utility	-	-	75	41	66

Total operating revenues	$1,137,666	$1,288,539	$1,321,521	$1,505,916	$1,552,410

Income from continuing operations	$108,726	$68,270	$101,029	$105,265	$112,862
Net income applicable to common stock	$108,726	$68,270	$101,029	$105,265	$112,862
CAPITALIZATION-YEAR END
Common shareholder’s equity	$1,025,743	$990,135	$994,876	$966,439	$935,049
Preferred stock	28,173	28,173	28,173	28,173	28,173
Long-term debt, excluding current maturities	589,202	587,213	592,875	561,830	603,745

Total capitalization	$1,643,118	$1,605,521	$1,615,924	$1,556,442	$1,566,967

OTHER FINANCIAL DATA
Total assets—year-end	$3,503,265	$3,379,048	$3,270,276	$3,051,572	$3,022,766
Property, plant and equipment-net—year-end	$2,574,396	$2,448,574	$2,329,528	$2,255,870	$2,197,285
Capital expenditures
Accrual basis (a)	$209,488	$191,729	$129,236	$133,447	$129,789
Cash basis adjustments	(2,789)	(12,035)	(4,023)	718	3,844

Cash basis	$206,699	$179,694	$125,213	$134,165	$133,633

Long-term obligations—year-end	$589,202	$587,213	$592,875	$561,830	$603,745
UTILITY GAS SALES AND DELIVERIES (thousands of therms)
Gas sold and delivered
Residential firm	540,206	677,558	662,357	689,986	627,527
Commercial and industrial
Firm	149,515	179,207	170,534	203,039	199,363
Interruptible	2,042	2,573	3,649	3,377	6,543

Total gas sold and delivered	691,763	859,338	836,540	896,402	833,433

Gas delivered for others
Firm	436,698	501,187	481,099	462,051	433,991
Interruptible	243,031	271,421	267,823	273,820	256,626
Electric generation	343,315	140,557	172,995	102,759	92,176

Total gas delivered for others	1,023,044	913,165	921,917	838,630	782,793

Total utility gas sales and deliveries	1,714,807	1,772,503	1,758,457	1,735,032	1,616,226

OTHER STATISTICS
Active customer meters—year-end	1,094,109	1,082,983	1,073,722	1,064,071	1,053,032
New customer meters added	11,250	9,868	10,563	11,011	12,962
Heating degree days—actual	3,036	3,999	3,825	4,211	3,458
Weather percent colder (warmer) than normal	(20.1)%	6.1%	1.6%	11.6%	(8.7)%

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

WGL Holdings has four operating segments:

•	regulated utility;

•	retail energy-marketing;

•	commercial energy systems and

•	wholesale energy solutions.

Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources, we offer energy-related products and services. We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGEServices, our non-utility retail energy-marketing subsidiary. We offer efficient and sustainable commercial energy solutions focused on upgrading energy related systems of large government and commercial facilities through WGESystems. Capitol Energy Ventures performs natural gas and asset optimization activities.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and are included as part of non-utility operations. These activities include the operations of WGSW which was formed to invest in certain renewable energy projects. WGSW is a wholly owned subsidiary of Washington Gas Resources. Administrative costs associated with WGL Holdings and Washington Gas Resources are also included in “Other activities.”

Refer to the Business section under Item 1 of this report for further discussion of our regulated utility and non-utility business segments. For further discussion of our financial performance by operating segment, refer to Note 15 —Operating Segment Reporting of the Notes to Consolidated Financial Statements.

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

The following is a summary of the primary factors that affect the operations and/or financial performance of our regulated and unregulated businesses. Refer to the sections entitled “Business” and “Risk Factors” under Item 1 and Item 1A, respectively, of this report for additional discussion of these and other factors that affect the operations and/or financial performance of WGL Holdings and Washington Gas.

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

WGEServices.  The financial results of our retail energy-marketing subsidiary, WGEServices, are also affected by deviations in weather from normal levels and abnormal customer usage during the shoulder months described above. Since WGEServices sells both natural gas and electricity, WGEServices’ financial results may fluctuate due to unpredictable deviations in weather during the winter heating and summer cooling seasons. WGEServices purchases weather-related instruments to help manage this risk. Refer to the section entitled “Market Risk—Weather Risk” for further discussion of WGEServices’ weather-related instruments.

CEV.  Variations from normal weather may also affect the financial results of our wholesale energy business, CEV, primarily with regards to summer - winter storage spreads and in transportation spreads throughout the fiscal year. CEV manages these weather risks with, among other things, physical and financial basis hedging. Refer to the section entitled “Market Risk—Weather Risk” for further discussion of CEV’s weather-related instruments.

Regulatory Environment, Regulatory Decisions and Changes in Legislation

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

WGL Holdings has completed an internal assessment in preparation for the Dodd-Frank Act (the Act) legislation and requirements. The Company’s preliminary determination is that none of its entities, either separately or in the aggregate, will be classified as swap dealers or major swap participants under the Act.

Availability of Natural Gas Supply and Pipeline Transportation and Storage Capacity

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

The increase in demand for pipeline and storage capacity compared to the available capacity is a business issue for local distribution companies, such as Washington Gas. Aside from the economic recession, historically, Washington Gas’ customer base has grown at an annual rate of approximately two percent. It is expected to return to this historical growth rate

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

over the next few years as the new housing market recovers. To help maintain the adequacy of pipeline and storage capacity for its growing customer base, Washington Gas has contracted with various interstate pipeline and storage companies to expand its transportation and storage capacity services to Washington Gas. The last of these capacity expansion projects is expected to be placed into service during fiscal year 2016. Washington Gas will continue to monitor other opportunities to acquire or participate in additional pipeline and storage capacity that will support customer growth and improve or maintain the high level of service expected by its customer base.

WGEServices.  WGEServices contracts for storage and pipeline capacity to meet its customers’ needs primarily through transportation releases and storage services allocated from the utility companies in the various service territories in which it provides retail energy commodity.

CEV.  CEV contracts for storage and pipeline capacity in its asset optimization activities through both long term contracts and short term transportation releases. CEV also contracts for physical natural gas supply on both a long term and short term basis.

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

CEV.  CEV buys and sells wholesale natural gas across a diversified base of counterparties. CEV’s activities are also diversified across many liquid regional markets across the eastern United States.

Volatility of Natural Gas and Electricity Prices

Volatility of natural gas prices impacts customer usage and has different short-term and long-term effects on our business. The impact is also different between the regulated utility segment and the non-utility retail energy-marketing segment as described below.

Washington Gas.  Under its regulated gas cost recovery mechanisms, Washington Gas records cost of gas expense equal to revenue from customers associated with this cost for each period reported. Consequently, an increase in the cost of gas due to an increase in the purchase price of the natural gas commodity generally has no short-term direct effect on Washington Gas’ net income.

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

Various regulatory mechanisms help to mitigate these effects on Washington Gas’ revenue and net income. The RNA is a billing mechanism that decouples Washington Gas’ non-gas revenues from actual delivered volumes of gas in Maryland. In addition, Virginia has two additional regulatory mechanisms, the WNA and CRA that collectively eliminate the effect of weather and other factors such as conservation (refer to the section entitled “Rates and Regulatory Matters” for further discussion of Washington Gas’ RNA, WNA and CRA application).

Long term, volatility in natural gas prices is affected by the relative cost of natural gas service compared to available substitute products such as electricity, propane and fuel oil. An increase in the relative price of substitute products generally produces an increase in demand for natural gas services. Conversely, a decrease in the relative price generally results in lower demand.

WGEServices.  WGEServices may be negatively affected indirectly by significant changes in the wholesale price of natural gas. WGEServices’ risk management policies and procedures are designed to minimize the risk that WGEServices’ purchase commitments and the related sales commitments do not closely match (refer to the section entitled “Market Risk” for further discussion of WGEServices’ mitigation of commodity price risk). Additionally, in the short-term, higher energy prices may increase the costs associated with uncollectible accounts, borrowing costs, certain fees paid to public service commissions and other costs. To the extent that these costs cannot be recovered from retail customers due to competitive factors, WGEServices’ operating results would be negatively affected.

CEV.  CEV can be positively affected by significant changes in the wholesale price of natural gas. In general, opportunities for asset optimization activities are increased for CEV with increased volatility in natural gas prices. These opportunities are primarily in short term transportation and storage spreads, seasonal storage spreads and long term supply or basis transactions.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Non-Weather Related Changes in Natural Gas Consumption Patterns

Natural gas supply requirements are affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above; (ii) customer upgrades to energy efficient appliances and (iii) a decline in the economy in the region in which we operate.

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

In the District of Columbia, decreases in existing customer usage that occur subsequent to the company’s most recent rate case proceeding will have the effect of reducing revenues, which may be offset by additions of new customers.

Maintaining the Safety and Reliability of the Natural Gas Distribution System

Maintaining and improving the public safety and reliability of Washington Gas’ natural gas distribution system is our highest priority which provides benefits to both customers and investors through lower costs and improved customer service. Washington Gas continually monitors and reviews changes in the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining the system. Operational issues that affect public safety and the reliability of Washington Gas’ natural gas distribution system that are not addressed within a timely and adequate manner could adversely affect our future earnings and cash flows, as well as result in a loss of customer confidence.

Washington Gas is experiencing operational issues associated with the receipt of low HHC gas from pipelines serving Washington Gas. Refer to the section entitled “Operating Issues Related To Changes In Natural Gas Supply” for a discussion of the specific operational issues involved.

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

WGEServices.  WGEServices competes with regulated utilities and other unregulated third party marketers to sell the natural gas and electric commodity to customers. Marketers of these commodities compete largely on price; therefore, gross margins are relatively small. WGEServices is exposed to certain credit and market risks associated with both its natural gas and electric supply (refer to the sections entitled “Credit Risk” and “Market Risk” for further discussion of these risk exposures and how WGEServices manages them).

WGEServices’ electric sales growth opportunities are significantly affected by the price for Standard Offer Service (SOS) offered by electric utilities. These rates, often identified by customer class, are periodically reset based on the regulatory requirements in each jurisdiction. Future opportunities to add new electric customers will be dependent on the competitiveness of WGEServices’ service rates relative to SOS rates offered by local electric utilities as well as the prices offered by other energy marketers.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

CEV.  CEV competes in the wholesale natural gas markets with other third party wholesale marketers to buy and sell natural gas as well as storage and pipeline capacity. Marketers of these commodities compete largely on price; therefore, gross margins are relatively small. CEV is exposed to certain credit and market risks associated with its asset optimization activities (refer to the sections entitled “Credit Risk” and “Market Risk” for further discussion of these risk exposures and how CEV manages them).

Environmental Matters

We are subject to federal, state and local laws and regulations related to environmental matters. These evolving laws and regulations may require expenditures over a long timeframe. It is our position that, at this time, the appropriate remediation is being undertaken at all the relevant sites. Refer to Note 12 —Environmental Matters of the Notes to Consolidated Financial Statements for further discussion of these matters.

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

The national economy has shown continued modest growth in gross domestic product, personal consumption and fixed investment during fiscal 2012. Consumer de-leveraging just after the recession has given way to improvements in the auto and housing markets. The unemployment rate has also improved modestly. Our regulated utility continues to benefit from customer growth in our service area, and recent gains in housing prices in the Washington DC area indicate strengthening demand and improved prospects for housing and continued customer growth in the future. We remain optimistic about these trends, but are mindful of federal spending and the possibility of across-the-board cuts if legislators are unable to prioritize expenditures.

In this low-growth environment and with rising energy prices, WGL Holdings and Washington Gas may be affected by continued levels of customer conservation and year-over-year increases in uncollectible accounts expense. Refer to “Non-Weather Related Changes in Natural Gas Consumption Patterns”, above, for a discussion of regulatory mechanisms in place to mitigate the effects of customer conservation at Washington Gas.

Treasury interest rates fell during fiscal year 2012, and the Federal Reserve announced its third round of quantitative easing, keeping short-term rates near zero percent in a further attempt to stimulate the economy. Year-over-year, national inflation was 2.0% as measured by the consumer price index (CPI-U), but inflation is a concern longer term. Refer to “Inflation” below for a discussion of the regulatory impacts of inflation and the section entitled “General Factors Affecting Liquidity” for a discussion of our access to capital markets.

We require short-term debt financing to manage our working capital needs and long-term debt financing to support the capital expenditures of Washington Gas. A rise in interest expense without the timely recognition of the higher cost of debt in the utility rates charged by Washington Gas to its customers could adversely affect future earnings. A rise in short-term interest rates from current low levels, without the higher cost of debt being reflected in the prices charged to customers, could also negatively affect the results of operations of our retail energy-marketing segment.

Inflation

From time to time, Washington Gas seeks approval for rate increases from regulatory commissions to help it manage the effects of inflation on its operating costs, capital investment and returns. Inflation has a significant effect on Washington Gas’ replacement cost of plant and equipment. While the regulatory commissions having jurisdiction over Washington Gas’ retail rates allow only historical cost depreciation to be recovered in rates, we anticipate that Washington Gas should be allowed to recover the increased costs of its investment and earn a return thereon after replacement of facilities occurs.

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

Labor Contracts, Including Labor and Benefit Costs

Washington Gas has five labor contracts with bargaining units represented by three labor unions. In January 2012, Washington Gas completed negotiations on a three-year labor contract with the Teamsters Local Union No. 96 (Local 96), an affiliate of the International Brotherhood of Teamsters. The contract covers approximately 540 employees and is effective June 1, 2012 through May 31, 2015. On April 21, 2011, Washington Gas entered into a 24 month labor contract with The Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.). The contract covers approximately 115 employees and is effective beginning April 1, 2011 through March 31, 2013. Local 96, representing union-eligible employees in the Shenandoah Gas division of Washington Gas, has a three-year labor contract with Washington Gas that became effective on August 1, 2012 and expires on July 31, 2015. This contract covers approximately 23 employees. Additionally, on August 1, 2011, Washington Gas entered into two new three-year labor contracts with the International Brotherhood of Electrical Workers Local 1900 that together, cover approximately 23 employees. These two contracts expire on July 31, 2014. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.

Changes in Accounting Principles

We cannot predict the nature or the effect of potential future changes in accounting regulations or practices that have yet to be issued on our operating results and financial condition. New accounting standards are issued by the Financial Accounting Standards Board (FASB) and the U.S. Securities and Exchange Commission (SEC) from time to time that change the way we record and recognize revenues, expenses, assets and liabilities.

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

The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of FASB ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of September 30, 2012 are recoverable or refundable through rates charged to customers.

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

Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes). ASC Topic 740 clarifies the accounting for uncertain events related to income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Refer to Note 9—Income taxes of the Notes to the Consolidated Financial Statements for further discussion of income taxes.

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

Accounting for Derivative Instruments

We enter into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of our physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales” and therefore, they are not subject to the fair value accounting requirements of ASC Topic 815, Derivatives and Hedging. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980 are recorded as regulatory assets or liabilities, while changes in the fair value of derivative instruments not affected by rate regulation are reflected in income. Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Our judgment is required in determining the appropriate accounting treatment for our derivative instruments. This judgment involves various factors, including our ability to: (i) evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of ASC Topic 815; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and (iii) derive the estimated fair value of our derivative instruments. See Note 5— Derivative and Weather-Related Instruments for a discussion of our derivatives.

Fair value is based on actively quoted market prices when they are available. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, we must estimate prices based on available historical and near-term future price information and/or the use of statistical methods. These inputs are used with industry standard valuation methodologies. See Note 14— Fair Value Measurements for a discussion of our valuation methodologies.

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

We determine the discount rate based on a bond portfolio analysis of high quality bonds (AA- as assigned by Standard & Poor’s or Aa3 as assigned by Moody’s or better) whose maturities match or exceed our expected benefit payments. We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections, which gives consideration to the asset mix and anticipated length of obligation of the Plans. Historically, the expected long-term return on plan assets has been lower for the health and life benefit plan than for the qualified pension plan due to differences in the allocation of the assets in the plan trusts and the taxable status of one of the trusts. We calculate the rate of compensation increase based on salary expectations for the near-term, expected inflation levels and promotional expectations. The healthcare cost trend rate is determined by working with insurance carriers, reviewing historical claims data for the health and life benefit plan, and analyzing market expectations.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)	Pension Benefits			Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/– 1.00 pt.	n/a	$(5.8) / $5.8	n/a	$(3.0) / $3.0
Discount rate	+/– 0.25 pt.	$(29.4) / $31.1	$(1.8) / $1.8	$(17.3) / $18.4	$(1.5) / $1.6
Rate of compensation increase	+/– 0.25 pt.	$5.6 / $(5.5)	$0.9 / $(0.8)	n/a	n/a
Healthcare cost trend rate	+/– 1.00 pt.	n/a	n/a	$73.1 / $(58.2)	$12.3 / $(9.7)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the Projected Benefit Obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At September 30, 2012, the discount rate for the pension, DB SERP and DB Restoration plans decreased to 4.0% from 5.30% from the comparable period. The health and post-retirement plans discount rate also decreased to 4.0% from 5.10% during the same period. The lower discount rates reflect the change in long-term interest rates primarily due to current market conditions. Refer to Note 10 —Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements for a listing of the actuarial assumptions used and for further discussion of the accounting for the Plans.

Stock-Based Compensation

We account for our stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Under ASC Topic 718, we measure and record compensation expense for both our stock option and performance share awards based on their fair value at the date of grant. Our performance units, however, are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. These annual valuations cause fluctuations in earnings that do not occur under the accounting requirements of either our stock options or performance shares.

We issued both performance shares and performance units in fiscal year 2012; however, we did not issue stock options. As of September 30, 2012, prior years’ option grants are outstanding with exercise prices equal to the market value of our common stock on the date of the grant. Our stock options generally have a vesting period of three years, and expire ten years from the date of the grant.

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

Summary Results

WGL Holdings reported net income of $139.8 million, $117.1 million and $109.9 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. We earned a return on average common equity of 11.3%, 9.9% and 9.8%, respectively, during each of these three fiscal years.

The following table summarizes our net income (loss) by operating segment for fiscal years ended September 30, 2012, 2011 and 2010.

Net Income (Loss) by Operating Segment
	Years Ended September 30,			Increase (Decrease)
(In millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Regulated utility	$109.7	$69.2	$101.7	$40.5	$(32.5)
Non-utility operations:
Retail energy-marketing	39.3	49.0	11.2	(9.7)	37.8
Commercial energy systems	2.4	0.3	(0.7)	2.1	1.0
Wholesale energy solutions	(9.1)	2.2	0.6	(11.3)	1.6
Other activities	(2.5)	(3.6)	(2.9)	1.1	(0.7)
Total non-utility	$30.1	47.9	$8.2	$(17.8)	$39.7
Net income	$139.8	$117.1	$109.9	$22.7	$7.2
Earnings per average common share
Basic	$2.71	$2.29	$2.17	$0.42	$0.12
Diluted	$2.71	$2.28	$2.16	$0.43	$0.12

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the regulated utility segment’s operating results for fiscal years ended September 30, 2012, 2011 and 2010.

Regulated Utility Operating Results
	Years Ended September 30,			Increase (Decrease)
(In millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Utility net revenues:
Operating revenues	$1,137.7	$1,288.5	$1,321.4	$(150.8)	$(32.9)
Less: Cost of gas	421.5	619.6	642.0	(198.1)	(22.4)
Revenue taxes	74.2	83.7	64.4	(9.5)	19.3
Total utility net revenues	642.0	585.2	615.0	56.8	(29.8)
Operation and maintenance	279.3	277.5	260.6	1.8	16.9
Depreciation and amortization	95.0	90.3	93.1	4.7	(2.8)
General taxes and other assessments—other	50.8	52.6	51.3	(1.8)	1.3
Operating income	216.9	164.8	210.0	52.1	(45.2)
Other income (expenses)-net, including preferred stock dividends	1.2	1.3	(0.8)	(0.1)	2.1
Interest expense	36.1	40.5	39.9	(4.4)	0.6
Income tax expense	72.3	56.4	67.6	15.9	(11.2)

Net income	$109.7	$69.2	$101.7	$40.5	$(32.5)

Fiscal Year 2012 vs. Fiscal Year 2011.  The $40.5 million increase in net income primarily reflects: (i) a $29.1 million increase in unrealized margins associated with our asset optimization program; (ii) a $28.3 million in higher revenues due to the implementation of new rates in Maryland and Virginia; (iii) a $5.3 million estimated loss related to the probable refund to customers recorded in 2011 compared to the probable recovery of approximately $3.8 million of such losses recorded in 2012 in connection with an order by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers; (iv) $4.4 million in lower interest expense related to both lower interest rates and decreased borrowing levels; (v) a $4.0 million increase in revenues related to the growth of more than 8,900 average customer meters and (vi) a decrease in the effective tax rate, including write-offs of regulatory assets related to the tax affect of Medicare Part D.

Partially offsetting these favorable variances were a $5.0 million impairment of the old operations center, $4.7 million in higher depreciation expense due to the growth in investment in utility plant, $6.0 million in higher compensation and benefit costs and $2.7 million in lower realized margins associated with our asset optimization program, including the favorable impact of a commission decision in Maryland in the asset optimization case.

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

Composition of Changes in Utility Net Revenues
	Increase (Decrease)
(In millions)	2012 vs. 2011	2011 vs. 2010
Customer growth	$4.0	$3.8
Estimated weather effects	(12.2)	2.0
Impact of rate cases	28.3	(10.6)
Asset optimization:
Realized margins	(1.2)	3.4
Unrealized mark-to-market valuations	29.1	(25.1)
Lower-of-cost or market adjustment	(1.5)	0.5
Storage carrying costs	(0.5)	(1.0)
Competitive service provider imbalance cash settlement	10.7	(5.3)
Other	0.1	2.5
Total	$56.8	$(29.8)

Customer growth — Average active customer meters increased by more than 8,900 from fiscal year 2011 to 2012. Average active customer meters increased by more than 9,900 from fiscal year 2010 to 2011.

Estimated weather effects — Weather, when measured by HDDs, was 20.1% warmer than normal during the year ended September 30, 2012, and was 6.1% and 1.6% colder than normal during the years ended September 30, 2011 and 2010, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses and offset the benefits reflected above. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.4 million of the reduction in revenue for the year ended September 30, 2012. There were no material effects on net income attributed to colder or warmer weather for the years ended September 30, 2011 or 2010.

Impact of rate cases —The year over year variance for 2012 and 2011 represents new base rates were approved in Maryland, effective November 14, 2011 and in Virginia, effective October 1, 2011. The year over year variance for 2011 and 2010 represented new rates that were effective on June 1, 2010, which lowered the provision for depreciation expense as a result of an order issued by the PSC of MD. This reduction was partially offset by lower depreciation expense.

Asset optimization — We recorded a net unrealized gain associated with our energy-related derivatives of $15.9 million for the fiscal year ended September 30, 2012, a net unrealized loss of $13.2 million for the fiscal year ended September 30, 2011 and a net unrealized gain of $11.9 million for the year ended September 30, 2010. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded lower-of-cost or market adjustments related to its storage gas inventory, after the effects of regulatory sharing, of $1.5 million, $0.3 million, and $0.8 million during fiscal years ended September 30, 2012, 2011 and 2010, respectively. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Storage Carrying Costs — Each jurisdiction provides for the recovery of carrying costs based on the cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The year over year comparisons reflect lower average storage gas inventory investment balances primarily due to lower weighted average cost of gas in inventory.

Competitive Service Provider imbalance cash settlement — In September 2011, the PSC of MD ordered Washington Gas to refund to customers an amount associated with a cash settlement of gas imbalances with competitive service providers. The order remanded the matter to a hearing examiner to determine the amount of the refund as the difference between charges made to customers and the charges that would have been incurred had the imbalances been made up through

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

volumetric adjustments. An estimated loss was recorded in fiscal 2011 of $5.3 million to reflect the probable refund to customers. In 2012, based on the progress of the settlement proceedings in the case, the loss was adjusted to $4.8 million, and based on Washington Gas’ decision to seek recovery from third party marketers, $4.8 million was recognized as a receivable, resulting in a year-over-year variance of $10.7 million.

Operation and Maintenance Expenses.  The following table provides the key factors contributing to the changes in operation and maintenance expenses of the regulated utility segment between years.

Composition of Changes in Operation and Maintenance Expenses
	Increase (Decrease)
(In millions)	2012 vs. 2011	2011 vs. 2010
Employee benefits	$2.3	$7.0
BPO	-	(6.1)
BPO regulatory asset amortization/impairment	(8.9)	5.8
Impairment loss on Springfield Operations Center	5.0	-
Weather-related instruments:
(Benefit)/loss	(8.9)	2.0
Premium costs and fair value effects	(2.4)	2.1
Labor and incentive plans	3.7	(1.3)
Hexane costs	1.8	1.2
Support services and other IT infrastructure projects	1.7	2.3
Operations, engineering, compliance and safety	4.7	1.8
Other	2.8	2.1
Total	$1.8	$16.9

Employee benefits — The increase in employee benefits expense for both year over year comparisons reflects higher pension and other post-retirement benefits due to changes in the discount rate and other plan assumptions used to measure the benefit obligation and higher reserve adjustments for long-term disability partially offset by a charge in fiscal year 2010 for a loss of $3.5 million in connection with a partial settlement of the SERP.

BPO — BPO expenses in fiscal year 2012 were consistent with the prior year. The year-over-year comparison of fiscal year 2011 to 2010 reflects lower recurring service costs and lower mainframe services and maintenance costs.

BPO regulatory asset amortization/impairment — The year-over-year comparison of fiscal year 2012 to 2011 reflects expenses in 2011 that were not incurred in 2012, including the final year of amortization in Virginia and the write-off of the $5.5 million regulatory asset in Maryland. The increase in expense in 2011 is due to an impairment of a previously approved regulatory asset in Maryland for costs incurred in implementing the BPO.

Impairment loss on Springfield Operations Center — During fiscal year 2010, Washington Gas began construction of a new operations facility. The new operations facility was constructed to replace Washington Gas’ previous operations facility. In June 2012, Washington Gas completed the relocation of its employees from its previous operations facility to the new operations facility, and is no longer using the previous operations facility. Washington Gas is actively marketing the previous operations facility for sale. Washington Gas applied a discounted cash value model to the anticipated proceeds from a future sale and recorded an impairment loss of $5.0 million in operation and maintenance expense in the accompanying consolidated statements of income for year ended September 30, 2012. There were no impairment indicators identified for the years ended September 30, 2011 or 2010, respectively.

Weather-related instrument benefits/losses — The effects of hedging variations from normal weather in the District of Columbia for fiscal years 2012, 2011, and 2010 are recorded to operation and maintenance expense. During fiscal year 2012, Washington Gas recorded gains of $6.3 million (pre-tax) related to its weather-related instruments as a result of warmer-than-normal weather and received a benefit of $0.8 million for premiums on its weather-related instruments. During fiscal year 2011, Washington Gas recorded losses of $3.1 million (pre-tax) related to its weather-related instruments as a result of colder-than-normal weather and received a benefit of $0.3 million for premiums on its weather-related instruments. During fiscal year 2010, Washington Gas recorded losses of $0.8 million (pre-tax) related to its weather-related instruments as a result of colder-than-normal weather and received a benefit of $2.1 million for premiums on its weather-related instruments. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Labor and incentive plans — The increase in expense in fiscal year 2012 compared to 2011 is primarily due to higher direct labor costs driven by general wage increases. The decrease in expense in fiscal year 2011 compared to 2010 reflects a decrease in incentive plan benefit costs in 2011, partially offset by an increase in direct labor costs.

Hexane costs — The increase in expense in fiscal year 2012 compared to 2011 reflects the expiration of the recovery mechanisms for hexane as a result of the Virginia rate case. All hexane costs allocated to Virginia were deferred in 2011 as a regulatory asset under the regulatory mechanism that was in existence at the time. The increase in expense in fiscal year 2011 compared to 2010 reflects higher costs due to a regulatory ruling which allowed retroactive recovery of costs in 2010.

Support services and other IT infrastructure projects — The increase in both year-over-year comparisons reflect higher project expenses primarily attributable to system upgrades.

Operations, engineering, compliance and safety — The increase in both year-over-year comparisons reflect the cost of multiple workforce planning initiatives and higher expenses related to system safety programs.

Depreciation and Amortization.  The following table provides the key factors contributing to the changes in depreciation and amortization of the regulated utility segment between years.

Composition of Changes in Depreciation and Amortization
	Increase (Decrease)
(In millions)	2012 vs. 2011	2011 vs. 2010
Property, plant and equipment	$8.4	$ 5.5
New depreciation rates—Maryland	-	(7.5)
New depreciation rates—Virginia	(1.4)	-
Retroactive depreciation adjustment—Virginia	(2.3)	-
Retirement of plant assets	-	(0.8)
Total	$4.7	$ (2.8)

New depreciation rates—The increase in depreciation expense for the fiscal year ended 2012 compared to 2011 is primarily attributed to the growth in our investment in utility plant. The new Virginia depreciation rates were computed retroactive to January 1, 2010 and resulted in a $2.3 million reduction in depreciation rates during fiscal year 2012. For fiscal year 2011 compared to 2010, depreciation expense decreased as a result of depreciation rates effective June 1, 2010 as approved in an order issued by the PSC of MD. In 2011, this decrease is fully offset by decreases in revenue. However, in 2010, there is a timing difference between expense and revenue recognition during the fiscal year as the expense reduction is reflected on a straight line basis while the revenue reduction occurs consistent with the seasonal volatility of revenues. Partially offsetting the decrease in Maryland depreciation rates is an increase in depreciation expense in all jurisdictions related to the increase in, and changes in the asset mix of, our investment in utility plant.

Retail Energy-Marketing

Our retail energy-marketing subsidiary, WGEServices, was established in 1997, and sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers. The following table depicts the retail energy-marketing segment’s operating results along with selected statistical data.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail-Energy Marketing Financial and Statistical Data

	Years Ended September 30,			Increase (Decrease)

	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Operating Results (In millions)
Gross margins:
Operating revenues	$1,267.1	$1,443.2	$1,390.4	$(176.1)	$52.8
Less: Cost of energy	1,139.2	1,300.9	1,324.0	(161.7)	(23.1)
Revenue taxes	5.8	5.6	3.2	0.2	2.4

Total gross margins	122.1	136.7	63.2	(14.6)	73.5
Operation expenses	52.2	52.0	41.3	0.2	10.7
Depreciation and amortization	0.7	0.7	0.6	-	0.1
General taxes and other assessments—other	4.0	4.2	3.7	(0.2)	0.5

Operating income	65.2	79.8	17.6	(14.6)	62.2
Other income (expenses)-net	-	-	0.1	-	(0.1)
Interest expense	-	-	0.2	-	(0.2)
Income tax expense	25.9	30.8	6.3	(4.9)	24.5

Net income	$39.3	$49.0	$11.2	$(9.7)	$37.8

Analysis of gross margins (In millions)
Natural gas
Realized margins	$34.9	$44.1	$33.4	$(9.2)	$10.7
Unrealized mark-to-market gains (losses)	6.9	5.5	(15.8)	1.4	21.3

Total gross margins—natural gas	41.8	49.6	17.6	(7.8)	32.0

Electricity
Realized margins	$78.8	$68.0	$49.3	$10.8	$18.7
Unrealized mark-to-market gains (losses)	1.5	19.1	(3.7)	(17.6)	22.8

Total gross margins—electricity	80.3	87.1	45.6	(6.8)	41.5

Total gross margins	$122.1	$136.7	$63.2	$(14.6)	$73.5

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	610.4	678.4	593.3	(68.0)	85.1
Number of customers (end of period)	177,500	172,200	160,900	5,300	11,300
Electricity
Electricity sales (millions of kWhs)	11,794.9	10,793.1	9,276.2	1,001.8	1,516.9
Number of accounts (end of period)	194,300	182,500	154,900	11,800	27,600

Fiscal Year 2012 vs. Fiscal Year 2011.  The retail energy-marketing segment reported net income of $39.3 million for the fiscal year 2012 compared to net income of $49.0 million reported for fiscal year 2011. This comparison primarily reflects lower gross margins from the sale of natural gas and electricity.

Gross margins from natural gas sales decreased $7.8 million in fiscal year 2012 from the prior year. This decrease reflects a $1.4 million increase in unrealized mark-to-market margins on energy-related derivatives resulting from fluctuating market prices and a decrease in realized margins of $9.2 million due to lower retail sales volumes resulting from warm weather and lower unit margins on portfolio optimization activities.

Gross margins from electric sales decreased $6.8 million in fiscal year 2012 over the prior year. This decrease reflects a $17.6 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices and a $10.8 million increase in realized margins due to higher electric sales volumes associated with customer growth and favorable weather and pricing on electricity supply.

Fiscal Year 2011 vs. Fiscal Year 2010.  The retail energy-marketing segment reported net income of $49.0 million for the fiscal year 2011, an increase of $37.8 million from net income of $11.2 million reported for fiscal year 2010. This comparison primarily reflects higher gross margins from the sale of natural gas and electricity partially offset by increased general and administrative expenses due to increased marketing initiatives and higher labor expenses.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gross margins from natural gas sales increased $32.0 million in fiscal year 2011 from the prior year. This increase reflects a $21.3 million increase in unrealized mark-to-market margins on energy-related derivatives resulting from fluctuating market prices and an increase in realized margins of $10.7 million due to higher gas sales volumes driven by customer growth and improved unit margins related to colder weather and higher margins on portfolio optimization activities.

Gross margins from electric sales increased $41.5 million in fiscal year 2011 over the prior year. This increase reflects a $22.8 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices and an $18.7 million increase in realized margins due to higher electric sales volumes associated with customer growth and favorable weather and pricing on electricity supply.

Commercial Energy Systems

The commercial energy systems segment reported net income of $2.4 million, net income of $0.3 million, and a net loss of $0.7 million in fiscal years 2012, 2011, and 2010, respectively. The year-over-year variances for both years is primarily due to higher revenue from commercial solar projects in the current year and the timing of project work for government agency customers that was delayed in the prior fiscal year.

Wholesale Energy Solutions

Wholesale Energy Solution reported a net loss of $9.1 million for 2012. For 2011 and 2010, the segment reported net income of $2.2 million and $0.6 million, respectively. The variance between 2012 and 2011 reflects low storage and transportation spreads due to one of the warmest winters on record, which negatively affected optimization opportunities resulting in lower realized earnings and a reduction in the carrying value of the storage inventory. In addition, operation and maintenance expense was higher as a result of investments in new storage and optimization arrangements, as well as costs incurred from the Commonwealth Pipeline project.

Other Non-Utility Activities

As previously discussed, transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results for our other non-utility activities reflect net losses of $2.5 million, $3.6 million and $2.9 million for fiscal years 2012, 2011, and 2010, respectively.

Consolidated Other Income (Expenses)—Net

Other income (expenses)—net reflects income of $4.9 million, $2.3 million and $0.9 million for fiscal years 2012, 2011 and 2010, respectively. These amounts primarily comprise interest income from short-term investments that qualify as cash and cash equivalents as well as interest income associated with certain regulatory items. In addition, WGSW, Inc. holds a 99% interest in ASD Solar, LP and accounts for this investment under the equity method of accounting. All profits and losses are recorded to “other income (expense)-net” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of our investment balance.

Consolidated Interest Expense

Interest expense was $36.4 million for the fiscal year ended 2012, compared to $40.5 million and $40.1 million for fiscal years 2011 and 2010, respectively. Long-term debt primarily comprises unsecured MTNs issued solely by Washington Gas. The weighted average cost of MTNs was 5.91% for both September 30, 2012 and 2011 and 6.04% at September 30, 2010. The following table shows the components of the changes in interest expense between years.

Composition of Interest Expense Changes
	Increase (Decrease)
	2012 vs. 2011	2011 vs. 2010
Long-term debt	$(2.9)	$ 0.6
Short-term debt	0.2	(0.1)
Other (includes AFUDC(a))	(1.4)	(0.1)
Total	$(4.1)	$ 0.4

(a) Represents Allowance for Funds Used During Construction.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

 The decrease in interest expense for fiscal year 2012 compared to 2011 primarily reflects decreased borrowing levels. For fiscal year 2011 compared to fiscal year 2010, the increase for the period primarily reflects higher expense related to uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

General Factors Affecting Liquidity

Access to short-term debt markets is necessary in order to maintain satisfactory liquidity to operate our businesses on a near-term basis. Our most significant short-term financing requirements include the acquisition of natural gas, electricity and pipeline capacity, and the need to finance accounts receivable and storage gas inventory. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt.

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and could adversely affect both our borrowing costs and our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital are any restrictions that might be placed upon us, such as ratings triggers or requirements to provide creditors with additional support in the event of a determination of insufficient creditworthiness. During fiscal year 2012, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2013 through a mixture of operating earnings, issuances of commercial paper, and in the case of Washington Gas, issuance of MTNs.

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

As of September 30, 2012, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 67.3% common equity, 1.5% preferred stock and 31.2% long- term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. As of September 30, 2012, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 74% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically earns more net income in the first six months of the fiscal year than it does for the entire fiscal year. During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, many of Washington Gas’ assets are converted into cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas and WGEServices have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods when a large portion of the storage gas is sold. As of September 30, 2012 and 2011, Washington Gas had balances in gas storage of $114.5 million and $166.1 million, respectively; WGEServices had balances in gas storage of $46.8 million and $61.0 million, respectively, and CEV had balances in gas storage of $122.9 million and $63.3 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases. WGEServices and CEV may be required to provide parent guarantees from WGL Holdings for certain transactions.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At September 30, 2012 and 2011, Washington Gas had an $11.7 million and a $12.1 million net under-collection of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2013. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2012 and 2011 Washington Gas had a net regulatory asset of $20.2 million and $6.5 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $301.1 million and $251.2 million at September 30, 2012 and $360.6 million and $300.0 million at September 30, 2011, respectively. On April 3, 2012, WGL Holdings and Washington Gas each entered into separate revolving credit agreements to replace the existing revolving credit agreements that expired in August 2012. The credit facility for WGL Holdings permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 4—Long-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments” in the accompanying balance sheet. At September 30, 2012 and 2011, “Customer deposits and advance payments” totaled $89.3 million and $78.1 million, respectively. For both periods, almost all of these deposits related to customer deposits for Washington Gas.

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

For WGEServices and CEV, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be required to be repaid or increased at any time based on the current value of WGEServices’ or CEV’s net position with the counterparty. Currently there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.

Money Pool

WGL Holdings has money pool arrangements with and among its subsidiaries to coordinate and provide for certain short term cash and working capital requirements. This money pool also accumulates cash from the periodic issuance of WGL Holdings’ common stock from the company’s dividend reinvestment program and stock based compensation programs as well as the operations of certain unregulated subsidiaries. In return, the money pool provides short-term loans to other unregulated subsidiaries to meet various working capital needs.

Long-Term Cash Requirements and Related Financing

The primary drivers of our long-term cash requirements include capital expenditures, long-term debt maturities and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system (refer to the section entitled “Capital Expenditures” below).

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

At September 30, 2012, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional Medium Term Notes (MTNs). Washington Gas has authority from its regulators to issue other forms of debt, including private placements. The following describes long-term debt issuance activity during fiscal year 2012 and 2011.

Fiscal Year 2012 MTN Activity. On June 19, 2012, Washington Gas retired $25.0 million of 5.90% MTNs. Previously during the year, on February 27, 2012, Washington Gas retired $25.0 million of 6.0% MTNs and on October 17 and 19, 2011, Washington Gas retired $7.0 million of 6.05% MTNs and $20.0 million of 6.00% MTNs, respectively.

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

On May 18, 2012, Washington Gas filed a registration statement on Form S-3 with the Securities and Exchange Commission for issuance of up to $450.0 million of medium-term notes, Series J. A related distribution agreement among Washington Gas and seven agents was signed on June 6, 2012. At September 30, 2012, Washington Gas had the capacity under this shelf registration to issue up to $450.0 million of MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

We are exposed to interest-rate risk associated with our debt financing. Prior to issuing long-term debt, Washington Gas may utilize derivative instruments to minimize its exposure to the risk of interest-rate volatility. Refer to the section entitled “Interest-Rate Risk” included in Management’s Discussion for further discussion of our interest-rate risk management activity.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of WGL Holdings and Washington Gas. Changes in credit ratings may affect WGL Holdings’ and Washington Gas’ cost of short-term and long-term debt and their access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. On October 5, 2012, Fitch Ratings lowered the commercial paper rating of Washington Gas from F1+ to F1 in adherence to changes in short-term rating criteria for non-financial corporate issuers published on August 9, 2012.

	WGL Holdings		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium- Term Notes	Commercial Paper

Fitch Ratings(b)	A+	F1	AA–	F1+

Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1

Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a) Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.

(b) The long-term debt ratings outlook issued by Fitch Ratings for WGL Holdings and Washington Gas is stable. On October 5, 2012, Fitch Ratings lowered the commercial paper rating of Washington Gas from F1+ to F1 in adherence to changes in short-term rating criteria for non-financial corporate issuers published on August 9, 2012.

(c) The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.

(d) The long-term debt ratings outlook issued by Standard & Poor’s Rating Services for WGL Holdings and Washington Gas is stable.

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas pay credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 6.0 basis points and the highest is 17.5 basis points.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2012, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At September 30, 2012, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL Holdings guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and CEV (refer to “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At September 30, 2012, neither WGEServices nor CEV would be required to provide additional credit support for these arrangements if the long-term credit rating of WGL Holdings was to be downgraded by one rating level.

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

Net cash provided by operating activities decreased by $78.1 million from $295.7 million in fiscal year 2011 compared to $217.6 million in fiscal year 2012 primarily due to:

•	$82 million increase in pension contributions.

•

$65.4 million increase in accounts receivable and unbilled revenues—net primarily due to increased sales volumes associated with Washington Gas’ asset optimization program and unbilled revenue related to increased Retail Energy-Marketing sales.

•	$16.4 million increase in other prepayments primarily due to additional tax payments made in the fiscal year along with solar tax credits.

•	$84.3 million increase in accumulated deferred income taxes of which $53.1 million relates to bonus depreciation.

•

$22.7 million decrease in gas costs (current and deferred) and other regulatory assets / liabilities - net primarily due to a decrease in mark-to-market adjustments. Along with a reduction in volumes purchased at lower prices in addition to a reduction in recoveries due to lower cycle sales at lower prices.

Net cash provided by operating activities totaled $295.7 million for fiscal year 2011 compared to $291.0 million in fiscal year 2010 primarily due to:

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

•

$21.3 million decrease in other current liabilities primarily due to net changes in the valuation of energy derivative contracts and the settlement of an interest rate contract that was outstanding as of September 30, 2010.

Cash Flows Used in Financing Activities

Cash flows used in financing activities totaled $55.2 million in fiscal year 2012 primarily due to:

•	$208.3 million increase in notes payable, primarily used to finance $105.1 million is related to gas purchase and storage inventory costs for planned growth and $82.0 for pension contributions.

•	$77.2 million dividend payment on common and preferred stock.

•	The retirement of $77.0 million of MTNs.

Cash flows used in financing activities totaled $85.9 million in fiscal year 2011 primarily due to:

•	$61.0 million net decrease in notes payable due to lower working capital requirements driven principally by lower storage gas inventory costs and gas purchase costs.

•	$71.9 million dividend payment on common stock partially offset by $5.0 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan, and

•	During fiscal year 2011, we retired $30.0 million of MTNs and issued $75.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

Cash flows used in financing activities totaled $159.9 million in fiscal year 2010 primarily due to:

•	$83.4 million net decrease in notes payable due to lower working capital requirements driven principally by lower storage gas inventory costs and gas purchase costs.

•	$75.2 million dividend payment on common stock partially offset by $22.2 million in cash proceeds from the issuance of common stock pursuant to our stock-based compensation plan, and

•	During fiscal year 2010, we retired $74.0 million of MTNs and issued $50.0 million of lower-cost MTNs (refer to the section entitled “Long-Term Cash Requirements and Related Financing”).

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table reflects the issuances and retirements of long-term debt that occurred during fiscal years 2012, 2011 and 2010 (also refer to Note 4 —Long-Term Debt of the Notes to Consolidated Financial Statements).

Long-Term Debt Activity

	2012		2011		2010

($ In millions)	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount

Medium-term notes
Issued	-	$-	5.21%	$75.0	4.76%	$50.0
Retired	5.90 – 6.05%	(77.0)	6.64%	(30.0)	1.05 – 7.70%	(74.0)
Other financing
Issued (a)	2.77 – 3.38%	6.2	4.31 – 4.53%	5.7	5.57 – 7.33%	3.0
Retired (b)	3.94%	(4.2)	5.57 – 7.40%	(9.2)	8.79 – 9.00%	(0.4)

Total		$(75.0)		$41.5		$(21.4)

(a) Includes the non-cash issuances of project debt financing of $6.2 million, $5.7 million, and $3.0 million for fiscal years 2012, 2011 and 2010, respectively.

(b) Includes the non-cash extinguishments of project debt financing of $4.2 million for fiscal year 2012, $9.2 million for 2011 and $0.4 million for 2010.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $266.8 million, $214.3 million and $130.1 million during fiscal years 2012, 2011 and 2010, respectively. In fiscal years 2012, 2011 and 2010, $251.1 million, $201.5 million and $130.1 million, respectively, of cash was utilized for capital expenditures made on behalf of Washington Gas. Additionally during fiscal year 2012 and 2011, we invested $24.6 million and $13.3 million, respectively, in other non-utility projects.

Capital Expenditures

The following table depicts our actual capital expenditures for fiscal years 2010, 2011 and 2012, and projected capital expenditures for fiscal years 2013 through 2017. Our capital expenditure program includes investments to extend service to new areas, and to ensure safe, reliable and improved service.

Capital Expenditures

		Actual				Projected
(In millions)	2010	2011	2012	2013	2014	2015	2016	2017	Total

New business	$36.7	$40.2	$53.5	$59.0	$75.5	$81.6	$86.8	$104.2	$407.1
Replacements	40.4	71.2	99.2	114.6	112.1	110.8	110.4	110.4	558.3
LNG storage facility	0.1	0.1	0.1	-	-	-	-	-	-
SOC redevelopment project	5.8	49.8	27.3	-	-	-	-	-	-
Other utility	48.5	31.6	29.4	58.3	89.9	65.5	56.7	21.1	291.5
Other(a)	3.0	25.7	51.4	135.7	103.3	101.1	101.1	102.8	544.0

Total-accrual basis(b)	$134.5	$218.6	$260.9	$367.6	$380.8	$359.0	$355.0	$338.5	$1,800.9
Cash basis adjustments	(4.4)	(17.1)	(9.8)	-	-	-	-	-	-

Total-cash basis	$130.1	$201.5	$251.1	$367.6	$380.8	$359.0	$355.0	$338.5	$1,800.9

(a) Includes amounts for expansion of solar investments and other non-utility projects.

(b) Excludes Allowance for Funds Used During Construction. Includes capital expenditures accrued and capital expenditure adjustments recorded in the fiscal year.

The 2013 to 2017 projected periods include $407.1 million for continued growth to serve new customers and $558.3 million for the replacement and betterment of existing distribution facilities, including $169.7 million of expenditures for replacement projects intended to meet the requirements of the Virginia SAVE legislation as described in an application made by Washington Gas with the Virginia Public Service Commission on August 4, 2010, and $101.4 million of expenditures for a mechanically coupled pipeline encapsulation program in the District of Columbia and $108.7 million of planned expenditures under the Maryland accelerated pipe replacement program. Projected expenditures also reflect $291.5 million of other utility expenditures, which include general plant. Other includes $544.0 million for business development including solar investments and other non-utility projects.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

WGL Holdings and Washington Gas have certain contractual obligations that extend beyond fiscal year 2012. These commitments include long-term debt, lease obligations and unconditional purchase obligations for pipeline capacity, transportation and storage services, and certain natural gas and electricity commodity commitments. The estimated obligations as of September 30, 2012 for future fiscal years are shown below.

Estimated Contractual Obligations and Commercial Commitments
	Years Ended September 30,

(In millions)	Total	2013	2014	2015	2016	2017	Thereafter

Pipeline and storage contracts(a)	$2,130.4	$214.4	$202.5	$193.5	$186.7	$178.7	$1,154.6
Medium-term notes(b)	583.0	-	67.0	20.0	25.0	-	471.0
Interest expense(c)	455.5	34.4	32.7	30.9	29.2	28.8	299.5
Gas purchase commitments
—Washington Gas(d)	1,021.0	124.4	131.3	138.3	137.0	133.6	356.4
Gas purchase commitments
—WGEServices(e)	268.3	161.9	68.9	27.8	7.7	2.0	-
Electric purchase commitments(f)	602.5	374.3	170.4	56.1	1.7	-	-
Operating leases	28.4	5.3	5.5	5.3	4.3	3.8	4.2
Business process outsourcing(g)	157.1	32.6	33.2	33.2	33.9	24.2	-
Other long-term commitments(h)	8.5	6.5	1.0	0.9	-	0.1	-

Total	$5,254.7	$953.8	$712.5	$506.0	$425.5	$371.2	$2,285.7

(a)Represents minimum payments under natural gas transportation, storage and peaking contracts which have expiration dates through fiscal year 2029. Additionally, includes minimum payments for WGEServices and CEV pipeline contracts.

(b) Represents scheduled repayment of principal. Excludes $6.2 million in debt that is anticipated to be a non-cash extinguishment of project debt financing (refer to the section entitled “Construction Project Financing”).

(c)Represents the scheduled interest payments associated with MTNs and other long-term debt.

(d) Includes short-term commitments to purchase fixed volumes of natural gas, as well as long-term gas purchase commitments that contain fixed volume purchase requirements. Cost estimates are based on both forward market prices and option premiums for fixed volume purchases under these purchase commitments.

(e) Represents commitments based on a combination of market prices at September 30, 2012 and fixed price as well as index priced contract commitments for natural gas delivered to various city gate stations, including the cost of transportation to that point, which is bundled in the purchase price.

(f)Represents electric purchase commitments which are based on existing fixed price and fixed volume contracts. Also includes $3.7 million related to renewable energy credits.

(g) Represents fixed costs to the service provider related to the 10-year contract for business process outsourcing. These payments do not reflect potential inflationary adjustments included in the contract. Including these inflationary adjustments, required payments to the service provider could total $186.8 million over the remaining contract term.

(h)Includes certain information technology service contracts and committed payments related to certain environmental response costs and excludes uncertain tax positions.

The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts, and may differ from minimum future contractual commitments disclosed in Note 13 —Commitments of the Notes to Consolidated Financial Statements.

For commitments related to Washington Gas’ pension and post-retirement benefit plans, during fiscal year 2012, Washington Gas contributed $76.9 million and $5.1 million to its qualified pension plan and non-funded DB SERP, respectively. In addition, Washington Gas contributed $24.2 million to its health and life insurance benefit plans during fiscal year 2012. During fiscal year 2013, Washington Gas does not expect to make contributions to its qualified, trusteed, employee-non-contributory defined benefit pension plan covering all active and vested former employees of Washington Gas. Washington Gas expects to make payments totaling $3.0 million in fiscal year 2013 on behalf of participants in our non-funded Supplemental Executive Retirement Plan. Washington Gas also expects to contribute $16.0 million to our health and life insurance benefit plans during fiscal year 2013. For a further discussion of our pension and post-retirement benefit plans, refer to Note 10—Pension and Other Post-Retirement Benefit Plans of the Notes to Consolidated Financial Statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2012 and 2011, work on these construction projects that was not completed or accepted by customers was valued at $6.2 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2012 and September 30, 2011.

Financial Guarantees

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain natural gas commitments on behalf of CEV. At September 30, 2012, these guarantees totaled $476.6 million and $136.1 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $615.7 million, $31.2 million expired in October 2012 and $3.8 million expired in November 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

Effective October 1, 2011, WGL Holdings began charging fees for guarantees to its subsidiaries in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During the year ended September 30, 2012, the total fees charged by WGL Holdings to its subsidiaries was $0.6 million. The majority of these fees were charged to WGEServices. These fees have been eliminated in the accompanying consolidated financial statements of WGL Holdings. This program was not in effect during the year ended September 30, 2011. Refer to Note 13—Commitments and Contingencies for further discussion of our guarantees.

Chillum LNG Facility

Washington Gas has incorporated in its plans construction of a proposed one billion cubic foot LNG storage facility on the land owned by Washington Gas in Chillum, Maryland, where natural gas storage facilities previously existed for meeting customers’ forecasted peak demand for natural gas. Subject to the resolution of certain legal and regulatory issues, the new storage facility is expected to be completed and in service by the 2019-2020 winter heating season at a total estimated cost of $185.3 million.

In 2005, Washington Gas requested approval from the Maryland Public Service Commission (PSC of MD) regarding the safety of the proposed facility and compliance with applicable federal regulations.

In 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’ application for a special zoning exception, filed by Washington Gas earlier in the year, related to its proposed construction of the LNG peaking plant because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court); however, the case was subsequently redirected to the administrative process of the District Council by the Circuit Court.

In 2007, the Engineering Division of the PSC of MD confirmed the analysis that had been presented by Washington Gas and found the proposed facility to be safely sited.

In 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. The U.S. District Court denied Washington Gas’ motion for summary judgment; however, Washington Gas filed an amended complaint and there have been further proceedings for consideration of the preemption issues raised by Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

In 2009, the PSC of MD docketed a proceeding for the purpose of reviewing Washington Gas’ most recent gas procurement plan including the role the Chillum facility plays in meeting current and future customers’ annual and seasonal natural gas requirements.

On March 9, 2012, the U.S. District Court issued an order and memorandum opinion that denied Washington Gas’ motion for summary judgment. Washington Gas filed a notice of appeal with the U.S. Circuit Court of Appeals for the Fourth Circuit on April 3, 2012. Oral Argument is set for December 5, 2012. The case then awaits a decision by the assigned U.S. Circuit Court Judge.

Washington Gas must begin construction of the storage facility in the spring of 2016 in order for the Chillum Facility to be completed and in service by the 2019-2020 winter heating season. Until the current Washington Gas appeal of the U.S. District Court’s decision is decided, Washington Gas has deferred the peak shaving facility from its current portfolio plans. Washington Gas will continue to utilize supply resources acquired on a short-term basis to support the growing customer demand on its system, and Washington Gas has contracted with various interstate pipeline and storage companies to expand its storage capacity, Washington Gas has planned for alternative sources of supply to meet its customers’ peak day requirements. These plans include capital expenditures related to infrastructure improvements which contribute to providing for adequate system performance based on projected needs.

Operating Issues Related To Changes in Natural Gas Supply

In fiscal year 2005, Washington Gas began addressing a significant increase in the number of natural gas leaks on its distribution system in a portion of Prince George’s County, Maryland. Natural gas containing a low concentration of HHCs can cause the seals in certain mechanical couplings on the Washington Gas distribution system to shrink increasing the propensity for the coupling to leak. Independent laboratory tests performed on behalf of Washington Gas have shown that, in a laboratory environment, the injection of HHCs into gas with low concentrations of HHC can be effective in offsetting the affect of the low HHC gas on the seals in couplings which increases their sealing force and in turn, reduces the propensity for the affected couplings to leak.

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

The current forecast for mechanical coupling remediation and replacement work includes a planned $62.0 million, five-year, mechanically coupled pipe replacement program approved by the SCC of VA on April 21, 2011 as part of Washington Gas’ SAVE filing (the approved five-year SAVE plan is the first part of a fifteen-year timeline for pipe replacements in Virginia) and the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which is now estimated to cost $35.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the PSC of DC. On August 6, 2012, Washington Gas filed an application at the SCC of VA to amend its approved SAVE plan to include three additional categories of higher risk pipe, and to increase its SAVE expenditures to $191.4 million over a five-year period beginning on January 1, 2013. On November 15, 2012, the SCC of VA approved Washington Gas’ amendments to the approved SAVE plan. In Washington Gas’ current base rate proceeding in the District of Columbia, Washington Gas is requesting a continuation of the rate recovery mechanism. Additionally, Washington Gas has budgeted approximately $48.0 million related to a planned five-year mechanically coupled pipe replacement program in Maryland. The accelerated pipe replacement plan in Maryland was proposed as a thirty-year program with $115.0 million to be spent during the first five years.

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

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commonwealth Pipeline

In February 2012, CEV entered into a joint development agreement with UGI Energy Services, Inc. (UGI) and Inergy Midstream, L.P. (Inergy), to jointly market and develop an interstate pipeline named the Commonwealth Pipeline. The proposed interstate pipeline will consist initially of approximately 120 miles of thirty-inch pipeline extending south from the terminus of Inergy’s Marc I line in Lycoming County, Pennsylvania. The proposed interstate pipeline project is expected to have an initial capacity of 800,000 dekatherms of natural gas per day and is expected to begin commercial operations in 2015. The pipeline is expected to cross and link with a number of interstate pipelines along its route, providing even greater supply diversity to the mid-Atlantic region while simultaneously providing Marcellus and Utica natural gas producers with direct access to expanding markets currently served by legacy interstate pipelines. The new pipeline will provide the central Pennsylvania and Philadelphia metropolitan region markets with direct access to abundant supplies of Marcellus and Utica natural gas through a safe, reliable and cost-effective transportation system.

On June 18, 2012, CEV announced that the results of the non-binding open season held for the Commonwealth Pipeline project confirmed a high market demand for the project across a broad customer spectrum (including local distribution companies, electric generators, producers, and marketers) and a broad geographic region. On September 20, 2012, Inergy, UGI and CEV announced that UGI and CEV have each executed binding precedent agreements to purchase firm transportation capacity on the Commonwealth Pipeline for a ten-year period at negotiated rates, upon and subject to the terms and conditions set forth in the precedent agreements. Additional precedent agreements are being pursued to further support the project’s construction and regulatory approval.

The project sponsors have commenced field work, including requesting survey permission from landowners, and expect to request authorization from the FERC to use its pre-filing procedures. The project sponsors anticipate filing with the FERC in 2013 a Section 7(c) application under the Natural Gas Act for a Certificate of Public Convenience and Necessity. CEV, Inergy and UGI expect to be equal equity holders of the project. Inergy will construct and operate the pipeline which is expected to cost approximately $800 million and be funded equally by the three parties.

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

For WGEServices, any failure of wholesale counterparties to deliver natural gas or electricity under existing contracts could cause financial exposure for the difference between the price at which WGEServices has contracted to buy these commodities and their replacement cost from another supplier. To the extent that WGEServices sells natural gas to these wholesale counterparties, WGEServices may be exposed to payment risk if WGEServices is in a net receivable position. Additionally, WGEServices enters into contracts with counterparties to hedge the costs of natural gas and electricity. Depending on the ability of the counterparties to fulfill their commitments, WGEServices could be at risk for financial loss.

CEV enters into transactions with wholesale counterparties to optimize its portfolio of owned and managed natural gas assets. Any failure of wholesale counterparties to deliver natural gas under existing contracts could cause financial exposure for the difference between the price at which CEV has contracted to buy these commodities and their replacement cost. To the extent that CEV sells natural gas to these wholesale counterparties, CEV may be exposed to payment risk if it is in a net receivable position. In addition, CEV enters into contracts with counterparties to hedge the costs of natural gas. Depending on the ability of the counterparties to fulfill their commitments, CEV could be at risk for financial loss.

Washington Gas, WGEServices, and CEV operate under an existing credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices, and CEV have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s credit worthiness criteria, Washington Gas, WGEServices, and CEV may grant unsecured credit to those counterparties or their guarantors. The credit worthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At September 30, 2012, Washington Gas, WGEServices and CEV provided $4.0 million, $10.7 million and $3.7 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2012 for Washington Gas, WGEServices and CEV, separately.

Credit Exposure to Wholesale Counterparties

Rating(a)		Exposure Before Credit Collateral(b)		Offsetting Credit Collateral Held(c)		Net Exposure	Number of Counterparties Greater Than 10%(d)		Net Exposure of Counterparties Greater Than 10%

Washington Gas
Investment Grade	$	46.1	$	3.2	$	42.9	2	$	31.1
Non-Investment Grade		6.8		5.9		0.9	1		0.9
No External Ratings		10.7		0.2		10.5	1		9.1

WGEServices
Investment Grade	$	-	$	-	$	-	-	$	-
Non-Investment Grade		-		-		-	-		-
No External Ratings		-		-		-	-		-

CEV
Investment Grade	$	4.2	$	-	$	4.2	3	$	2.7
Non-Investment Grade		-		-		-	-		-
No External Ratings		0.4		-		0.4	-		-

(a) Included in “Investment Grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively. If a counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), the guarantor’s rating is used in this table.

(b) Includes the net of all open positions on energy-related derivatives subject to fair value accounting requirements, the net receivable/payable for realized transactions and net open positions for contracts designated as normal purchases and normal sales and not recorded on our balance sheet. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place.

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

WGEServices is also exposed to the risk of non-payment by its retail customers. WGEServices manages this risk by evaluating the credit quality of certain new customers as well as by monitoring collections from existing customers. To the extent necessary, WGEServices can obtain collateral from, or terminate service to, its existing customers based on credit quality criteria. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities at approved discount rates. Under the POR programs, WGEServices is exposed to the risk of non-payment by its retail customers for delivered commodities that have not yet been billed. Once the invoices are billed, however, the associated credit risk is assumed by the purchasing utilities. While participation in POR programs reduces the risk of collection and fixes a discount rate on the receivables, there is a risk that the discount rate paid to participate in the POR program will exceed the actual bad debt expense and billing fees associated with these receivables.

WGSW is indirectly subject to retail credit risk associated with non-payment by customers who lease solar equipment or maintain energy service agreements through ASD Solar LP, Skyline Innovations, Inc. and EchoFirst Finance Company LLC. This credit risk is mitigated with minimum credit quality criteria established in each of WGSW’s agreements. This criteria must be satisfied for WGSW to participate in the project financing arrangement or partnership interest.

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

Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and option contracts as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not being fully used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the fiscal year ended September 30, 2012.

Regulated Utility Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2011	$(3.2)
Net fair value of contracts entered into during the period	49.9
Other changes in net fair value	14.6
Realized net settlement of derivatives	(14.0)

Net assets (liabilities) at September 30, 2012	$47.3

Regulated Utility Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2011	$(3.2)
Recorded to income	22.3
Recorded to regulatory assets/liabilities	42.2
Realized net settlement of derivatives	(14.0)

Net assets (liabilities) at September 30, 2012	$47.3

The maturity dates of our net assets (liabilities) associated with the regulated utility segment’s energy-related derivatives recorded at fair value at September 30, 2012, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2013	2014	2015	2016	2017	Thereafter

Level 1 — Quoted prices in active markets	$-	$ -	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	11.7	4.1	5.4	2.2	-	-	-
Level 3 — Significant unobservable inputs	35.6	(4.3)	(1.2)	7.0	9.1	8.8	16.2

Total net assets (liabilities) associated with our energy-related derivatives	$47.3	$ (0.2)	$4.2	$9.2	$9.1	$8.8	$16.2

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Refer to Note 5, Derivative and Weather-Related Instruments and Note 14, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

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

A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or other factors which affect customer usage, purchase commitments may differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGEServices manages these risks through the use of derivative instruments, including financial products.

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

WGEServices’ electric business is also exposed to fluctuations in weather and varying customer usage. Purchases generally are made under fixed-price, fixed-volume contracts that are based on certain weather assumptions. If there are significant deviations in weather or usage from these assumptions, WGEServices may incur price and volume variances that could negatively impact gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk).

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the fiscal year ended September 30, 2012.

Retail Energy-Marketing Segment
Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2011	$(21.4)
Net fair value of contracts entered into during the period	(5.5)
Other changes in net fair value	(41.2)
Realized net settlement of derivatives	53.9

Net assets (liabilities) at September 30, 2012	$(14.2)

Retail Energy-Marketing Segment
Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2011	$(21.4)
Recorded to income	(45.4)
Recorded to accounts payable	(1.3)
Net option premium payments	-
Realized net settlement of derivatives	53.9

Net assets (liabilities) at September 30, 2012	$(14.2)

The maturity dates of our net assets (liabilities) associated with the retail energy-marketing segments’ energy-related derivatives recorded at fair value at September 30, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment
Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2013	2014	2015	2016	2017	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	(21.0)	(15.4)	(5.4)	(0.2)	-	-	-
Level 3 — Significant unobservable inputs	6.8	3.9	2.7	0.2	-	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$(14.2)	$(11.5)	$(2.7)	$-	$-	$-	$-

Refer to Note 5, Derivative and Weather-Related Instruments and Note 14, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Wholesale Energy Solutions. CEV engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent CEV does not closely match the volume of physical natural gas it purchases with the related forward sales entered into as hedges. CEV’s risk management policies and procedures are designed to minimize this risk. Depending upon the nature of its forward hedges, CEV may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. CEV pays fixed fair market prices for its owned storage assets and is subject to variations in annual summer-winter spreads associated with weather and other market factors. To the extent there are significant variations in weather that contract seasonal storage spreads, CEV may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). CEV manages this risk through the use of derivative instruments, including financial products.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives during the fiscal year ended September 30, 2012.

Wholesale Energy Solutions Changes in Fair Value of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2011	$8.1
Net fair value of contracts entered into during the period	27.1
Other changes in net fair value	3.3
Realized net settlement of derivatives	(18.8)

Net assets (liabilities) at September 30, 2012	$19.7

Wholesale Energy Solutions Roll Forward of Energy-Related Derivatives

(In millions)

Net assets (liabilities) at September 30, 2011	$8.1
Recorded to income	30.4
Recorded to accounts payable	-
Net option premium payments	-
Realized net settlement of derivatives	(18.8)

Net assets (liabilities) at September 30, 2012	$19.7

The maturity dates of our net assets (liabilities) associated with the wholesale energy solutions segments’ energy-related derivatives recorded at fair value at September 30, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Wholesale Energy Solutions Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,

(In millions)	Total	2013	2014	2015	2016	2017	Thereafter

Level 1 — Quoted prices in active markets	$-	$-	$-	$-	$-	$-	$-
Level 2 — Significant other observable inputs	19.7	19.0	0.7	-	-	-	-
Level 3 — Significant unobservable inputs	-	-	-	-	-	-	-

Total net assets (liabilities) associated with our energy-related derivatives	$19.7	$19.0	$0.7	$-	$-	$-	$-

Other. WGSW holds project financing arrangements and a limited partnership interest associated with dispersed generating solar assets for a fair market value based on an independent appraisal. The project financing arrangements allow WGSW to lease back those solar assets to counterparty a fixed target rate of return over a period of 6-20 years. Price risk exists through the components used to achieve the target rate of return since the components are based on market leasing prices for retail customers and cost of solar panels. Similarly, in WGSW’s limited partnership interest solar assets are purchased by and leased to retail customers through the partnership. The purchased solar assets are expected to achieve a target rate of return from the lease payments being collected from the retail customers, therefore the price risk exists between the leasing prices for solar assets and the purchase price of the solar assets. WGSW manages this price risk through its investment agreements and evaluation of the asset purchase in conjunction with the inception of the lease.

Refer to Note 5, Derivative and Weather-Related Instruments and Note 14, Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion of our derivative activities and fair value measurements.

Value-at-Risk. WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at September 30, 2012 was approximately $900 and $13,900, related to its natural gas and electric portfolios, respectively. At September 30, 2011, WGEServices’

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

value-at-risk was approximately $9,000 and $46,000, related to its natural gas and electric portfolios, respectively. The high, low and average value-at-risk for natural gas was $11,300, $700 and $2,400, respectively. The high, low and average value-at-risk for electric was $122,000, $7,500 and $35,000, respectively.

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather-related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income within a reasonable range of weather expectations, as discussed below.

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather-related instruments.

Variations from normal weather may also affect the financial results of our wholesale energy business, CEV, primarily with regards to summer - winter storage spreads and in transportation spreads throughout the fiscal year. CEV manages these weather risks with, among other things, locational, physical and financial basis hedging.

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the CARE plan, Washington Gas has a CRA mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

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

Weather-Related Instruments.  On August 12, 2011, Washington Gas executed HDD weather-related contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2012 resulting in a net premium payment to Washington Gas of $0.8 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits. Because weather was extraordinarily warm during 2012, Washington Gas received the maximum contractual payment of $7.1 million (including the net premium) from its weather-related instruments. This amount was not sufficient to cover all of Washington Gas’ warm-weather exposure in the District of Columbia. These contracts resulted in net premium payments to Washington Gas of $0.3 million and $2.1 million, respectively. On August 15, 2012, Washington Gas executed HDD weather-related contracts for fiscal year 2013, resulting in a net premium payment to Washington Gas of $0.7 million.

WGEServices utilizes HDD instruments from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes CDD instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 5—Derivatives and Weather-Related Instruments of the Notes to Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

Interest-Rate Risk

We are exposed to interest-rate risk associated with our short-term and long-term financing. Management of this risk is discussed below.

Short-Term Debt.  At September 30, 2012 and 2011, WGL Holdings and its subsidiaries had outstanding notes payable of $247.7 million and $39.4 million, respectively. The carrying amount of our short-term debt approximates fair value. In fiscal year 2012, a change of 100 basis points in the underlying average interest rate for our short-term debt would have caused a change in interest expense of approximately $0.2 million.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Long-Term Debt.  At September 30, 2012, we had fixed-rate MTNs and other long-term debt aggregating $589.2 million in principal amount, excluding current maturities and unamortized discounts, and having a fair value of $758.9 million. Fair value is defined as the present value of the debt securities’ future cash flows discounted at interest rates that reflect market conditions as of September 30, 2012. While these are fixed-rate instruments and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates, they are subject to changes in fair value as market interest rates change. A total of $439.5 million, or approximately 75%, of Washington Gas’ outstanding MTNs, excluding current maturities, have make-whole call options, which require us to pay a premium in addition to the face amount if these options are exercised.

Using sensitivity analyses to measure this market risk exposure, we estimate that the fair value of our long-term debt would increase by approximately $21.6 million or decrease by approximately $20.4 million if interest rates were to decline or increase by 10%, or 25 basis points, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire all or a portion of these instruments in the open market prior to their maturity.

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

Washington Gas’ net income applicable to its common stock was $108.7 million, $68.3 million and $101.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Net income increased $40.4 million primarily due to: (i) an increase in unrealized margins associated with our asset optimization program; (ii) higher revenues due to the implementation of new rates in Maryland and Virginia; (iii) recognition in 2012 of the probable recovery of losses recorded in 2011 for a probable refund to customers in connection with an order by the PSC of MD related to a cash settlement of gas imbalances with competitive service providers; (iv) lower interest expense related to both lower interest rates and decreased borrowing levels; (v) higher revenues related to the growth of more than 8,900 average customer meters and (vi) a decrease in the effective tax rate, including write-offs of regulatory assets related to the tax effect of Medicare Part D. Partially offsetting these favorable variances were: (i) a one-time impairment of the old operations center; (ii) higher compensation and benefit costs and (iii) higher depreciation expense due to the growth in investment in utility plant and lower realized margins associated with our asset optimization program, including the favorable impact of a commission decision in Maryland in the asset optimization case.

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

Key gas delivery, weather and meter statistics are shown in the table below for the fiscal years ending September 30, 2012, 2011 and 2010.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics

	Years Ended September 30,			Increase (decrease)

	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	689.7	856.8	832.9	(167.1)	23.9
Gas delivered for others	436.7	501.2	481.1	(64.5)	20.1

Total firm	1,126.4	1,358.0	1,314.0	(231.6)	44.0

Interruptible
Gas sold and delivered	2.0	2.6	3.6	(0.6)	(1.0)
Gas delivered for others	243.0	271.4	267.8	(28.4)	3.6

Total interruptible	245.0	274.0	271.4	(29.0)	2.6

Electric generation—delivered for others	343.2	140.5	173.0	202.7	(32.5)

Total deliveries	1,714.6	1,772.5	1,758.4	(57.9)	14.1

Degree Days
Actual	3,036	3,999	3,825	(963)	174
Normal	3,799	3,770	3,765	29	5
Percent colder than normal	(20.1)%	6.1%	1.6%	n/a	n/a
Average active customer meters	1,093,351	1,084,388	1,074,505	8,963	9,883
New customer meters added	11,250	9,868	10,563	1,382	(695)

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

Fiscal Year 2012 vs. Fiscal Year 2011.  During the fiscal year ended 2012, total gas deliveries to firm customers were 1,126.4 billion therms, a decrease of 231.6 million therms from 1,358.0 billion therms in fiscal year 2011. This comparison in natural gas deliveries to firm customers primarily reflects warmer weather in the current fiscal year than the prior year partially offset by an increase in average active customer meters of 8,963.

Weather, when measured by HDDs for fiscal year 2012 was 20.1% warmer than normal, compared to 6.1% colder than normal for fiscal year 2011. Due to the extremely warm weather, our weather protection instruments were not sufficient to offset approximately $3.4 million of the reduction in revenue for the year ended September 30, 2012. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather during fiscal year 2011 or 2010.

Many customers choose to buy the natural gas commodity from unregulated third party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a “bundled” basis. Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 38.8% of total firm therms delivered during fiscal year 2012, compared to 36.9% and 36.6% of therms delivered during fiscal years 2011 and 2010, respectively. On a per unit basis, Washington Gas earns the same net revenues from delivering gas for others as it earns from bundled gas sales in which customers purchase both the natural gas commodity and the associated delivery service from Washington Gas. Therefore, Washington Gas does not experience any loss in utility net revenues when customers choose to purchase the natural gas commodity from an unregulated third party marketer.

Fiscal Year 2011 vs. Fiscal Year 2010.  During the fiscal year ended 2011, total gas deliveries to firm customers were 1,358.0 billion therms, an increase of 44.0 million therms from 1,314.0 billion therms in fiscal year 2010. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current fiscal year than the prior year and an increase in average active customer meters of 9,883.

Weather, when measured by HDDs for fiscal year 2011 was 6.1% colder than normal, compared to 1.6% colder than normal for fiscal year 2010. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer weather during fiscal year 2011 or 2010.

Natural gas delivered to firm customers but purchased from unregulated third party marketers represented 36.9% of total firm therms delivered during fiscal year 2011, compared to 36.6% of therms delivered during fiscal year 2010.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Gas Service to Interruptible Customers

Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 29 million therms in fiscal year 2012 compared to fiscal year 2011, reflecting decreased demand due to warmer weather. Therm deliveries to interruptible customers increased by 2.6 million therms in fiscal year 2011 compared to fiscal year 2010, reflecting increased demand due to colder weather and lower gas prices.

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

Gas Service for Electric Generation

Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During fiscal year 2012, deliveries to these customers decreased by 202.7 million therms from fiscal year 2011. During fiscal year 2011, deliveries to these customers decreased by 32.5 million therms from fiscal year 2010. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

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

The commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.50, $0.50, and $0.52 per therm for fiscal years 2012, 2011 and 2010, respectively. Gas costs remained the same for fiscal years 2012 and 2011. Lower gas costs in fiscal year 2011 from 2010 reflect an overall decrease in natural gas price in the wholesale market.

Revenue Taxes

Revenue taxes are comprised of gross receipts taxes, PSC fees, franchise fees and energy taxes. Changes in revenue taxes are impacted by changes in the volume of gas sold and delivered. The decrease in revenue taxes in 2012 from 2011 of $9.5 million was primarily related to the reduction of therms delivered. The year over year increase in revenue for 2011 as compared to 2010 was mostly attributable to an increase in Montgomery County Maryland fuel tax rates.

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

Summary of Major Rate Increase Applications and Results

Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return

				Requested		Granted		Overall	Equity

District of Columbia	2/29/2012		9/30/2011	$29.0	14.00%	$–	–	–	–
District of Columbia(a)	12/21/2006	12/31/2007	6/30/2006	20.0	7.70%	1.4	0.50%	8.12%	10.00%
District of Columbia(b)	2/7/2003	11/24/2003	9/30/2002	18.8	9.70%	5.4	2.80%	8.42%	10.60%
District of Columbia	6/19/2001	4/9/2003	12/31/2000	16.3	6.80%	(5.4)	-2.20%	8.83%	10.60%

Maryland(c)	4/15/2011	11/15/2011	12/31/2011	27.8	5.90%	9.1	1.70%	8.09%	9.60%
Maryland(d)	4/20/2007	11/27/2007	12/31/2006	33.8	5.80%	20.6	3.60%	8.20%	10.00%
Maryland	3/31/2003	11/6/2003	12/31/2002	27.2	6.80%	2.9	0.70%	8.61%	10.75%
Maryland(e)	3/28/2002	9/30/2002	12/31/2001	31.4	9.30%	9.3	2.80%	–	–

Virginia(f)	1/31/2011	10/1/2011	9/30/2010	28.5	5.75%	20.0	–	8.26%	9.75%
Virginia(g)	9/15/2006	2/13/2007	12/31/2005	17.2	2.70%	3.9	0.60%	8.41%	10.00%
Virginia(h)	1/27/2004	10/4/2004	6/30/2003	19.6	4.70%	–	–	8.44%	10.50%
Virginia(i)	6/14/2002	11/12/2002	12/31/2001	23.8	6.60%	9.9	2.70%	8.44%	10.50%

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

(c)

On November 14, 2011, the Maryland Public Service Commission (PSC of MD) issued an order in a rate case filed on April 15, 2011 by Washington Gas Light Company (Washington Gas), a subsidiary of WGL Holdings, Inc. The order authorizes: (i) an annual revenue increase of $8.4 million as compared to the Company’s request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09%; (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan and denied the proposed cost recovery mechanism; and disallowed the amortization of costs to achieve under Washington Gas’ outsourcing agreement with Accenture PLC. On December 14, 2011, Washington Gas filed a petition for rehearing and clarification of the PSC of MD’s November 14, 2011 order on March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a MD Staff witness as guidance for reporting Washington Gas’ progress. On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD which requested the Commission reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLC. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing. In its reply to the Circuit Court, the PSC of MD agreed with Washington Gas’ request to hold further proceedings on the appeal in abeyance pending further PSC of MD action.

(d)	New depreciation rates effective June 1, 2010. Corresponding base rate reduction of $11.4 million also went into effect June 1, 2010.
(e)	Application was settled without stipulating the return on common equity.
(f)

The final order in the proceeding was issued on July 24, 2012. The stipulation approved by the SCC of VA to resolve all issues in the proceeding included, among other rate design and tariff revisions: (i) an increase in annual non-gas operating revenues of $20.0 million; (ii) a return on equity of 9.75%; (iii) continued combined PGC and base rate method of recovery of hexane costs; (iv) a new asset optimization sharing mechanism and (v) new depreciation rates effective on January 1, 2010. Washington Gas will also continue to implement the Weather Normalization Adjustment described in General Service Provision No. 28 of Washington Gas’ VA tariff.

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

(h)

Rates went into effect, subject to refund, on February 26, 2004 under an expedited rate application. As the result of the approval of a Stipulation that resolved all issues related to this expedited rate case, Washington Gas adjusted its billing rates commencing October 4, 2004 to reflect the level of annual revenues as determined in the previous Final Order issued on December 18, 2003 and noted in (i) below.

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

District of Columbia Base Rate Case.  On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return of 8.91% and a return on common equity of 10.90%. Washington Gas is also proposing to expand the existing program to replace or encapsulate certain vintage mechanical couplings, which was previously approved by the PSC of DC, to include the accelerated replacement of certain pipe in its system. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included, in this proposal, a request for approval of these expenditures over the next five years. Washington Gas also provided a proposed procedural schedule and proposed issues list for consideration in the case. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. The PSC of DC also consolidated its investigation into Washington Gas’ depreciation practices into this proceeding. Intervenor testimony was filed in July 2012, rebuttal testimony was filed in August 2012 and evidentiary hearings were held in October 2012. Initial and reply briefs are due in November 2012. A commission decision is pending.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by Competitive Service Providers (CSPs) which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future. The PSC of MD designated that the hearing examiner in a separate proceeding determine whether civil penalties should be levied against Washington Gas. In accordance with generally accepted accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision during the fourth quarter of fiscal year 2011. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision that a violation of the tariff occurred and that civil penalties might be levied. Washington Gas requested that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. On January 3, 2012, the PSC of MD issued an order denying Washington Gas’ request for rehearing. On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the Maryland Office of People’s Counsel (MD OPC) filed a stipulation which, if accepted by the hearing examiner, would resolve all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and that no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, Washington Gas has recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.3 million relates to its affiliate, WGEServices.

Investigation of Asset Management and Gas Purchase Practices.  In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

In November 2009, the Chief Hearing Examiner of the PSC of MD issued a Proposed Order of Hearing Examiner (POHE), which approved Washington Gas’ proposal to change the formula for sharing asset optimization margins between Washington Gas and customers and its current methodology for pricing storage injections. Subsequently, both the Staff of the PSC of MD and the Maryland OPC filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the Maryland OPC’s memoranda on appeal.

On August 16, 2012, the PSC of MD issued an order affirming the POHE. The order:

(i)	approves Washington Gas’ change to a self-asset management program;

(ii)	approves the incentive sharing mechanism proposed by Washington Gas. Washington Gas’ proposed margin sharing mechanism eliminates the distinction between company-funded and customer-funded assets and revises the sharing arrangement with 100% of the first $2.6 million of asset optimization margins being credited to customers, the next $3.3 million of margins being shared 75% to customers and 25% to Washington Gas, and all margins in excess of $5.9 million being shared equally between customers and Washington Gas;

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

(iii)	leaves open the question of Washington Gas’ use of the ratable fill method to price storage injections for review as part of Washington Gas’ annual gas cost review proceeding if raised by any party and

(iv)	directs Washington Gas to consult with other parties to develop greater transparency and separate accounting of asset optimization transactions, and to provide a proposal or report back within sixty days after the final order is enacted.

On November 15, 2012, Washington Gas filed a proposed stipulation among Washington Gas, and the Office of the People’s Counsel with the PSC of MD which resolves the open items (iii) and (iv) above. The stipulation is pending approval by the PSC of MD. Based on the terms of the stipulation, Washington Gas has recorded the favorable effect of change in sharing for the current fiscal year, increasing Washington Gas’ share of realized margins by $2.9 million.

Maryland Base Rate Case.  On April 15, 2011, Washington Gas filed a request for a base rate increase of $30.0 million with the PSC of MD requesting authority to increase its rates and charges and to revise the terms and conditions applicable to gas service in Maryland.

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

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The Apartment and Office Building Association of Metropolitan Washington (AOBA) did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. On July 2, 2012, the SCC of VA issued an order approving all terms and conditions of the stipulation, including the $20.0 million rate increase, except for one modification. The SCC of VA directed that approximately $0.2 million of the revenue increase be reallocated from commercial non-heating non-cooling rate classes to the residential and non-firm rate classes. Stipulating parties had up to July 17, 2012, to file a notice of acceptance of the SCC of VA’s modification to the stipulation. On July 24, 2012, the SCC of VA finalized its July 2, 2012 order. As a result of the SCC of VA decision received on July 24, 2012, a $2.3 million retroactive adjustment was recorded in the fourth quarter of 2012 related to the approval of new depreciation rates. Customer refunds were made in September and October 2012.

Affiliate Transactions.  On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Gas Storage (WSS) and Eminence Storage Service (ESS) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements; and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered.

On December 6, 2011, the VA Staff submitted a supplement to action brief seeking to provide evidence to the commission that ratepayers have been funding the WSS and ESS assets during the PBR period based on the netting of costs associated with those assets when calculating net revenues. Washington Gas submitted comments rejecting the Staff’s position and showing that the ratepayers had not funded these assets. These comments were appended to the VA Staff’s brief on December 9, 2011. On November 15, 2012 the SCC of VA denied Washington Gas’ petition for reconsideration without prejudice because Washington Gas sought final action by the SCC of VA that was not sought as part of Washington Gas’ application in this proceeding.

On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised services agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. The application is pending review by the SCC of VA.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WGL Holdings, Inc.

Consolidated Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data

	September 30,

(In thousands)	2012	2011

ASSETS
Property, Plant and Equipment
At original cost	$3,807,036	$3,575,973
Accumulated depreciation and amortization	(1,139,623)	(1,086,072)

Net property, plant and equipment	2,667,413	2,489,901

Current Assets
Cash and cash equivalents	10,263	4,332
Receivables
Accounts receivable	238,945	205,950
Gas costs and other regulatory assets	40,835	14,364
Unbilled revenues	109,919	94,078
Allowance for doubtful accounts	(19,792)	(17,969)

Net receivables	369,907	296,423

Materials and supplies—principally at average cost	23,843	27,113
Storage gas	283,008	290,394
Deferred income taxes	12,404	18,816
Other prepayments	80,240	63,839
Derivatives	43,196	16,248
Other	9,900	7,568

Total current assets	832,761	724,733

Deferred Charges and Other Assets
Regulatory assets
Gas costs	-	16,798
Pension and other post-retirement benefits	435,118	471,378
Other	68,431	69,279
Derivatives	61,751	11,721
Other	45,473	25,224

Total deferred charges and other assets	610,773	594,400

Total Assets	$4,110,947	$3,809,034

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,269,556	$1,202,715
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	589,202	587,213

Total capitalization	1,886,931	1,818,101

Current Liabilities
Current maturities of long-term debt	18	77,104
Notes payable	247,700	39,421
Accounts payable and other accrued liabilities	270,387	279,434
Wages payable	16,886	16,949
Accrued interest	3,524	3,880
Dividends declared	20,975	20,256
Customer deposits and advance payments	89,320	78,139
Gas costs and other regulatory liabilities	20,664	7,843
Accrued taxes	23,036	16,925
Derivatives	36,459	31,851
Other	28,046	4,938

Total current liabilities	757,015	576,740

Deferred Credits
Unamortized investment tax credits	25,260	11,656
Deferred income taxes	621,451	527,189
Accrued pensions and benefits	313,504	397,460
Asset retirement obligations	71,415	66,928
Regulatory liabilities
Gas costs	19,511	-
Accrued asset removal costs	325,618	326,154
Other	15,047	18,574
Derivatives	13,208	15,066
Other	61,987	51,166

Total deferred credits	1,467,001	1,414,193

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$4,110,947	$3,809,034

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands, except per share data)	2012	2011	2010

OPERATING REVENUES
Utility	$1,109,355	$1,264,580	$1,297,786
Non-utility	1,315,955	1,486,921	1,411,090

Total Operating Revenues	2,425,310	2,751,501	2,708,876

OPERATING EXPENSES
Utility cost of gas	394,955	595,678	618,308
Non-utility cost of energy-related sales	1,190,093	1,334,773	1,340,774
Operation and maintenance	342,348	339,529	309,089
Depreciation and amortization	96,476	91,325	94,011
General taxes and other assessments	135,455	146,421	122,797

Total Operating Expenses	2,159,327	2,507,726	2,484,979

OPERATING INCOME	265,983	243,775	223,897
Other Income — Net	4,932	2,291	931
Interest Expense	36,428	40,546	40,067

INCOME BEFORE INCOME TAXES	234,487	205,520	184,761
INCOME TAX EXPENSE	93,349	87,150	73,556

NET INCOME	$141,138	$118,370	$111,205
Dividends on Washington Gas preferred stock	1,320	1,320	1,320

NET INCOME APPLICABLE TO COMMON STOCK	$139,818	$117,050	$109,885

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,522	51,195	50,538
Diluted	51,589	51,295	50,765

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.71	$2.29	$2.17
Diluted	$2.71	$2.28	$2.16

DIVIDENDS DECLARED PER COMMON SHARE	$1.5875	$1.5400	$1.5000

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2012	2011	2010

OPERATING ACTIVITIES
Net income	$141,138	$118,370	$111,205
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	96,476	91,325	94,011
Amortization of:
Other regulatory assets and liabilities—net	881	9,143	3,686
Debt related costs	894	915	767
Deferred income taxes—net	107,699	58,694	102,897
Accrued/deferred pension cost	(60,459)	17,507	9,648
Compensation expense related to equity awards	4,122	2,277	2,492
Provision for doubtful accounts	18,316	18,080	17,766
Impairment loss on Springfield Operations Center	5,015	-	-
Other non-cash charges (credits)—net	9,585	860	(415)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(65,329)	(20,641)	(65,522)
Gas costs and other regulatory assets/liabilities—net	(13,650)	2,300	53,510
Storage gas	7,386	(48,171)	(4,542)
Other prepayments	(16,401)	32,350	(10,138)
Accounts payable and other accrued liabilities	(16,683)	34,475	8,905
Wages payable	(63)	538	1,117
Customer deposits and advance payments	11,181	12,796	12,435
Accrued taxes	6,111	2,097	(2,291)
Accrued interest	(356)	(103)	385
Other current assets	(26,010)	544	(4,815)
Other current liabilities	27,716	(21,323)	31,142
Deferred gas costs—net	36,309	(10,807)	8,005
Derivatives and deferred assets—other	(45,292)	38,921	(51,119)
Deferred liabilities—other	(6,441)	(45,148)	(27,698)
Other—net	(4,546)	682	(459)

Net Cash Provided by Operating Activities	217,599	295,681	290,972

FINANCING ACTIVITIES
Common stock issued	631	4,980	22,150
Long-term debt issued	-	75,000	53,018
Long-term debt retired	(77,000)	(30,000)	(74,019)
Debt issuance costs	(123)	(186)	(335)
Notes payable issued (retired)—net	208,279	(61,018)	(83,434)
Dividends on common stock and preferred stock	(77,182)	(74,266)	(76,525)
Other financing activities—net	564	(390)	(717)

Net Cash Used in/(Provided by) Financing Activities	55,169	(85,880)	(159,862)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(251,128)	(201,540)	(130,106)
Investments in non-utility interests	(24,636)	(13,293)	-
Distributions from non-utility interests	8,927	515	-

Net Cash Used in Investing Activities	(266,837)	(214,318)	(130,106)

INCREASE IN CASH AND CASH EQUIVALENTS	5,931	(4,517)	1,004
Cash and Cash Equivalents at Beginning of Year	4,332	8,849	7,845

Cash and Cash Equivalents at End of Year	$10,263	$4,332	$8,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (received)—net	$23,915	$(5,974)	$(78,177)
Interest paid	$36,777	$40,612	$39,129
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$2,004	$(3,539)	$359
Capital expenditures included in accounts payable and other accrued liabilities	$34,980	$27,472	$7,875
Dividends paid in common stock	$5,260	$5,356	$-

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

($ In thousands, except shares)	2012		2011

Common Shareholders’ Equity
Common stock, no par value, 120,000,000 shares authorized, 51,611,647 and 51,365,337 shares issued, respectively	$567,598		$557,594
Paid-in capital	8,132		7,731
Retained earnings	706,027		648,052
Accumulated other comprehensive loss, net of taxes	(12,201)		(10,662)

Total Common Shareholders’ Equity	1,269,556	67.3%	1,202,715	66.2%

Preferred Stock
WGL Holdings, Inc., without par value, 3,000,000 shares authorized, none issued	-		-
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.5%	28,173	1.5%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2012, 5.90% to 6.05%	-		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2040, 5.21%	75,000		75,000

Total Unsecured Medium-Term Notes	583,000		660,000
Other long-term debt	6,253		4,353
Unamortized discount	(33)		(36)
Less—current maturities	18		77,104

Total Long-Term Debt	589,202	31.2%	587,213	32.3%

Total Capitalization	$1,886,931	100.0%	$1,818,101	100.0%

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Common Shareholders’ Equity

and Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated
					Other
					Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2009	50,143,484	$514,501	$13,516	$576,122	$(6,441)	$1,097,698
Net income	-	-	-	111,205	-	111,205
Post-retirement benefits adjustment, net of taxes	-	-	-	-	(2,130)	(2,130)

Comprehensive income						109,075
Dividend reinvestment	40,661	1,472				1,472
Stock-based compensation	790,847	27,148	(4,627)	-	-	22,521
Dividends declared:
Common stock ($1.5000 per share)	-	-	-	(76,051)	-	(76,051)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance at September 30, 2010	50,974,992	543,121	8,889	609,956	(8,571)	1,153,395
Net income	-	-	-	118,370	-	118,370
Post-retirement benefits adjustment, net of taxes	-	-	-	-	(2,091)	(2,091)

Comprehensive income						116,279
Dividend reinvestment	163,461	6,236				6,236
Stock-based compensation	226,884	8,237	(1,158)	-	-	7,079
Dividends declared:
Common stock ($1.5400 per share)	-	-	-	(78,954)	-	(78,954)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance at September 30, 2011	51,365,337	557,594	7,731	648,052	(10,662)	1,202,715
Net income	-	-	-	141,138	-	141,138
Post-retirement benefits adjustment, net of taxes	-	-	-	-	(1,539)	(1,539)

Comprehensive income						139,599
Dividend reinvestment	152,435	6,317				6,317
Stock-based compensation	93,875	3,687	401	-	-	4,088
Dividends declared:
Common stock ($1.5875 per share)	-	-	-	(81,843)	-	(81,843)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance at September 30, 2012	51,611,647	$567,598	$8,132	$706,027	$(12,201)	$1,269,556

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

(In thousands)	2012	2011

ASSETS
Property, Plant and Equipment
At original cost	$3,686,192	$3,509,564
Accumulated depreciation and amortization	(1,111,796)	(1,060,990)

Net property, plant and equipment	2,574,396	2,448,574

Current Assets
Cash and cash equivalents	1	1,353
Receivables
Accounts receivable	99,514	81,778
Gas costs and other regulatory assets	40,835	14,364
Unbilled revenues	19,300	13,888
Allowance for doubtful accounts	(17,129)	(15,863)

Net receivables	142,520	94,167

Materials and supplies—principally at average cost	23,797	27,061
Storage gas	114,826	166,054
Deferred income taxes	14,416	15,748
Other prepayments	55,255	30,601
Receivables from associated companies	5,532	21,167
Derivatives	9,206	1,311
Other	1,451	1,154

Total current assets	367,004	358,616

Deferred Charges and Other Assets
Regulatory assets
Gas costs	-	16,798
Pension and other post-retirement benefits	432,168	468,522
Other	68,429	69,277
Derivatives	50,973	8,739
Other	10,295	8,522

Total deferred charges and other assets	561,865	571,858

Total Assets	$3,503,265	$3,379,048

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,025,743	$990,135
Preferred stock	28,173	28,173
Long-term debt	589,202	587,213

Total capitalization	1,643,118	1,605,521

Current Liabilities
Current maturities of long-term debt	18	77,104
Notes payable	98,800	22
Accounts payable and other accrued liabilities	142,193	131,055
Wages payable	15,827	16,031
Accrued interest	3,524	3,880
Dividends declared	18,912	18,717
Customer deposits and advance payments	89,320	78,139
Gas costs and other regulatory liabilities	20,664	7,843
Accrued taxes	19,108	22,829
Payables to associated companies	28,540	11,792
Derivatives	10,512	6,105
Other	5,136	5,307

Total current liabilities	452,554	378,824

Deferred Credits
Unamortized investment tax credits	8,249	8,677
Deferred income taxes	605,938	524,253
Accrued pensions and benefits	310,605	394,818
Asset retirement obligations	70,141	65,725
Regulatory liabilities
Gas costs	19,511	-
Accrued asset removal costs	325,618	326,154
Other	15,047	18,574
Derivatives	3,507	7,115
Other	48,977	49,387

Total deferred credits	1,407,593	1,394,703

Commitments and Contingencies (Note 13)

Total Capitalization and Liabilities	$3,503,265	$3,379,048

Washington Gas Light Company

Statements of Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,
(In thousands)	2012	2011	2010

OPERATING REVENUES	$1,137,666	$1,288,539	$1,321,521
OPERATING EXPENSES
Utility cost of gas	421,539	619,637	641,967
Operation and maintenance	282,234	280,463	263,319
Depreciation and amortization	93,811	89,116	92,096
General taxes and other assessments	124,814	136,079	115,454
Total Operating Expenses	922,398	1,125,295	1,112,836
OPERATING INCOME	215,268	163,244	208,685
Other Income —Net	2,623	2,594	669
Interest Expense	36,098	40,462	39,924
INCOME BEFORE INCOME TAXES	181,793	125,376	169,430
INCOME TAX EXPENSE	71,747	55,786	67,081
NET INCOME	$110,046	$69,590	$102,349
Dividends on preferred stock	1,320	1,320	1,320
NET INCOME APPLICABLE TO COMMON STOCK	$108,726	$68,270	$101,029

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	Years Ended September 30,

(In thousands)	2012	2011	2010

OPERATING ACTIVITIES
Net income	$110,046	$69,590	$102,349
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	93,811	89,116	92,096
Amortization of:
Other regulatory assets and liabilities—net	881	9,143	3,687
Debt related costs	894	915	767
Deferred income taxes—net	89,132	40,102	113,382
Accrued/deferred pension cost	(58,645)	17,364	9,602
Compensation expense related to equity awards	3,394	2,651	2,341
Provision for doubtful accounts	12,794	14,028	13,528
Impairment for Springfield Operations Center	5,015	-	-
Other non-cash charges (credits)—net	(2,726)	(1,693)	(1,107)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(19,041)	(30,912)	(14,503)
Gas costs and other regulatory assets/liabilities—net	(13,650)	2,300	53,510
Storage gas	51,228	3,213	(467)
Other prepayments	(24,654)	31,205	(18,847)
Accounts payable and other accrued liabilities, including payables to associated companies	27,214	(8,198)	(3,090)
Wages payable	(204)	519	890
Customer deposits and advance payments	11,181	14,796	10,435
Accrued taxes	(3,721)	9,552	(2,157)
Accrued interest	(356)	(103)	385
Other current assets	(4,928)	2,118	3,460
Other current liabilities	4,236	(8,302)	6,785
Deferred gas costs—net	36,309	(10,807)	8,005
Deferred assets—other	(36,963)	30,247	(45,015)
Deferred liabilities—other	(23,299)	(27,130)	(35,315)
Other—net	(1,673)	180	190

Net Cash Provided by Operating Activities	256,275	249,894	300,911

FINANCING ACTIVITIES
Long-term debt issued	-	75,000	53,018
Long-term debt retired	(77,000)	(30,000)	(74,019)
Debt issuance costs	-	(186)	(335)
Notes payable issued (retired)—net	98,778	(43,419)	(81,392)
Dividends on common stock and preferred stock	(75,239)	(74,256)	(73,129)
Other financing activities—net	2,533	(376)	(611)

Net Cash Used in Financing Activities	(50,928)	(73,237)	(176,468)

INVESTING ACTIVITIES
Capital expenditures (excluding Allowance for Funds Used During Construction)	(206,699)	(179,694)	(125,213)

Net Cash Used in Investing Activities	(206,699)	(179,694)	(125,213)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,352)	(3,037)	(770)
Cash and Cash Equivalents at Beginning of Year	1,353	4,390	5,160

Cash and Cash Equivalents at End of Year	$1	$1,353	$4,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (received)—net	$29,625	$(8,537)	$(75,345)
Interest paid	$36,447	$40,528	$38,986
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$2,004	$(3,539)	$359
Capital expenditures included in accounts payable and other accrued liabilities	$22,909	$22,339	$7,822

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Capitalization

Part II

Item 8. Financial Statements and Supplementary Data (continued)

	September 30,

($ In thousands, except shares)	2012		2011

Common Shareholder’s Equity
Common stock, $1 par value, 80,000,000 shares authorized, 46,479,536 shares issued	$46,479		$46,479
Paid-in capital	475,634		473,099
Retained earnings	515,831		481,219
Accumulated other comprehensive loss, net of taxes	(12,201)		(10,662)

Total Common Shareholder’s Equity	1,025,743	62.4%	990,135	61.7%

Preferred Stock
Washington Gas Light Company, without par value, 1,500,000 shares authorized—issued and outstanding:
$4.80 series, 150,000 shares	15,000		15,000
$4.25 series, 70,600 shares	7,173		7,173
$5.00 series, 60,000 shares	6,000		6,000

Total Preferred Stock	28,173	1.7%	28,173	1.8%

Long-Term Debt
Washington Gas Light Company Unsecured Medium-Term Notes
Due fiscal year 2012, 5.90% to 6.05%	-		77,000
Due fiscal year 2014, 4.88% to 5.17%	67,000		67,000
Due fiscal year 2015, 4.83%	20,000		20,000
Due fiscal year 2016, 5.17%	25,000		25,000
Due fiscal year 2019, 7.46%	50,000		50,000
Due fiscal year 2020, 4.76%	50,000		50,000
Due fiscal year 2023, 6.65%	20,000		20,000
Due fiscal year 2025, 5.44%	40,500		40,500
Due fiscal year 2027, 6.40% to 6.82%	125,000		125,000
Due fiscal year 2028, 6.57% to 6.85%	52,000		52,000
Due fiscal year 2030, 7.50%	8,500		8,500
Due fiscal year 2036, 5.70% to 5.78%	50,000		50,000
Due fiscal year 2040, 5.21%	75,000		75,000

Total Unsecured Medium-Term Notes	583,000		660,000
Other long-term debt	6,253		4,353
Unamortized discount	(33)		(36)
Less—current maturities	18		77,104

Total Long-Term Debt	589,202	35.9%	587,213	36.5%

Total Capitalization	$1,643,118	100.0%	$1,605,521	100.0%

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Common Shareholder’s Equity

and Comprehensive Income

Part II

Item 8. Financial Statements and Supplementary Data (continued)

					Accumulated Other Comprehensive
	Common Stock		Paid-In	Retained	Loss,
(In thousands, except shares)	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at September 30, 2009	46,479,536	$46,479	$469,026	$457,375	$ (6,441)	$966,439
Net income	-	-	-	102,349	-	102,349
Post-retirement benefits adjustment, net of taxes	-	-	-	-	(2,130)	(2,130)

Comprehensive income						100,219
Stock-based compensation(a)	-	-	1,799	-	-	1,799
Dividends declared:
Common stock	-	-	-	(72,261)	-	(72,261)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance at September 30, 2010	46,479,536	46,479	470,825	486,143	(8,571)	994,876
Net income	-	-	-	69,590	-	69,590
Post-retirement benefits adjustment, net of taxes	-	-	-	-	(2,091)	(2,091)

Comprehensive income						67,499
Stock-based compensation(a)	-	-	2,274	-	-	2,274
Dividends declared:
Common stock	-	-	-	(73,194)	-	(73,194)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance at September 30, 2011	46,479,536	46,479	473,099	481,219	(10,662)	990,135
Net income	-	-	-	110,046	-	110,046
Post-retirement benefits adjustment, net of taxes	-	-	-	-	(1,539)	(1,539)

Comprehensive income						108,507
Stock-based compensation(a)	-	-	2,535	-	-	2,535
Dividends declared:
Common stock	-	-	-	(74,114)	-	(74,114)
Preferred stock	-	-	-	(1,320)	-	(1,320)

Balance at September 30, 2012	46,479,536	$46,479	$475,634	$515,831	$(12,201)	$1,025,743

(a)Stock-based compensation is based on the stock awards of WGL Holdings that are allocated to Washington Gas Light Company for its pro-rata share.

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

GENERAL

WGL Holdings is a holding company that owns all of the shares of common stock of Washington Gas, a regulated natural gas utility, and all of the shares of common stock of Washington Gas Resources, Hampshire and Crab Run. Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGEServices, WGESystems, CEV and WGSW. Except where the content clearly indicates otherwise, “WGL Holdings,” “we,” “us” or “our” refers to the holding company or the consolidated entity of WGL Holdings and all of its subsidiaries. Unless otherwise noted, these notes apply equally to WGL Holdings and Washington Gas.

NATURE OF OPERATIONS

Washington Gas and Hampshire comprise our regulated utility segment. Washington Gas is a public utility that sells and delivers natural gas to approximately one million customers primarily in the District of Columbia, and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 65.7% of the total therms delivered to customers by Washington Gas in fiscal year September 30, 2012. Deliveries to interruptible customers accounted for 14.3% and deliveries to customers who use natural gas to generate electricity accounted for 20.0%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed below. Hampshire operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the FERC.

The retail energy-marketing segment consists of WGEServices which competes with regulated utilities and other unregulated third party marketers to sell natural gas and electricity directly to residential, commercial and industrial customers with the objective of earning a profit through competitive pricing. The commodities that WGEServices sells are delivered to retail customers through assets owned by regulated utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. WGEServices owned multiple Solar PV power generating facilities at September 30, 2012, though the results from these activities are presented in the commercial energy systems segment. Other than these facilities, WGEServices does not own or operate any other natural gas or electric generation, production, transmission or distribution assets. At September 30, 2012, WGEServices served approximately 178,000 natural gas customers and approximately 194,000 electricity customers located in Maryland, Virginia, Delaware, Pennsylvania and the District of Columbia.

The commercial energy systems segment comprises WGESystems, which provides commercial energy efficient and sustainable solutions to government and commercial clients under construction contracts. WGESystems is also increasing its investments in commercial solar, energy efficiency, and combined heat and power projects, which we (or an affiliate company) own and manage directly. This expansion includes the ownership and management of its renewable energy producing assets. These investments are part of our long-term commitment to providing clean and efficient energy solutions to our customers and communities in select markets across the United States.

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

WGSW holds investments in alternative energy assets. WGSW accounts for these investments under the equity method of accounting; any profits and losses are included in “Other income—net” in the accompanying Consolidated Statement of Income and are added to or subtracted from the carrying amount of our investment balance. WGL Holdings did not hold any other significant equity investments during the fiscal years ended September 30, 2012 and 2011. Refer to Note 15—Operating Segment Reporting for further discussion of our segments.

CONSOLIDATION OF FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of WGL Holdings and its subsidiaries during the fiscal years reported. Certain prior period amounts have been reclassified to conform to current period presentation. Inter-company transactions have been eliminated. Refer to Note 16—Related Party Transactions for a discussion of inter-company transactions.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In accordance with generally accepted accounting principles in the United States of America (GAAP), we make certain estimates and assumptions regarding: (i) reported assets and liabilities; (ii) disclosed contingent assets and liabilities at the date of the financial statements and (iii) reported revenues, revenues subject to refund, and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (comprised principally of utility plant) is stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility and other plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators. Washington Gas capitalizes AFUDC as a component of construction overhead. The before-tax rates for AFUDC for fiscal years September 30, 2012, September 30, 2011 and September 30, 2010 were 7.40%, 5.50% and 0.32%, respectively. Due to increased construction balances, Washington Gas increased capitalized AFUDC by $0.7 million and $1.0 million for the fiscal year ended September 30, 2012 and 2011, respectively.

Washington Gas charges maintenance and repairs directly to operating expenses, except those charges applicable to transportation and power-operated equipment, which it allocates to operating expenses, construction and other accounts based on the use of the equipment. Washington Gas capitalizes betterments and renewal costs, and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite depreciation and amortization rate of the regulated utility segment was 2.87%, 2.84%, and 3.00% during fiscal years 2012, 2011 and 2010, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. Refer to Note 13—Commitments and Contingencies for a discussion of depreciation-related contingencies.

At September 30, 2012 and 2011, 97.7% and 99.0%, respectively, of WGL Holdings’ consolidated original cost of property, plant and equipment was related to the regulated utility segment as shown below.

Property, Plant and Equipment at Original Cost
At September 30,	2012		2011
($ In millions)	Dollars	%	Dollars	%
Regulated utility segment
Distribution, transmission and storage	$ 3,176.4	83.4	$3,069.2	85.9
General, miscellaneous and intangibles	428.3	11.3	328.8	9.2
Construction work in progress (CWIP)	113.2	3.0	141.1	3.9
Total regulated utility segment	3,717.9	97.7	3,539.1	99.0
Unregulated segments	89.1	2.3	36.9	1.0
Total	$ 3,807.0	100.0	$3,576.0	100.0

IMPAIRMENT OF LONG-LIVED ASSETS

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

During fiscal year 2010, Washington Gas (a part of our regulated utility segment) began construction of a new operations facility. The new operations facility was constructed to replace Washington Gas’ previous operations facility. During the quarter ended June 30, 2012, Washington Gas completed the relocation of its employees from its previous operations facility to the new operations facility, and is no longer using the previous operations facility. Washington Gas is actively marketing the previous operations facility for sale. Washington Gas applied a discounted cash value model to the anticipated proceeds from a future sale and recorded an impairment loss of $5.0 million in operation and maintenance expense in the third quarter of 2012. No further impairment was indicated at September 30, 2012. There were no impairment indicators identified for the year ended September 30, 2011.

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

REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980). This standard includes accounting principles for companies whose rates are determined by independent third party regulators. When setting rates, regulators may require us to record expense in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its income statement as it collects the revenues designed to recover these costs through customers’ rates. Further, regulators can also impose liabilities upon a company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

At September 30, 2012 and 2011, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as expenses or revenues in future periods as they are reflected in customers’ rates.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Regulatory Assets and Liabilities

(In millions)	Regulatory Assets		Regulatory Liabilities

At September 30,	2012	2011	2012	2011

Current:
Gas costs due from/to customers(a)	$16.9	$12.1	$11.1	$6.0
Interruptible sharing	0.4	1.6	2.1	1.7
Provision for rate refunds	-	-	5.1	-
Weather Normalization Adjustment (WNA) billing mechanism	12.4	-	-	-
Conservation and rate-making efficiency adjustment	0.1	-	-	-
Plant recovery mechanisms	0.1	0.7	2.4	0.1
Revenues Normalization Adjustment (RNA) billing mechanism	10.8	-	-	-
Other	0.1	-	-	-

Total current	$40.8	$14.4	$20.7	$7.8

Deferred:
Accrued asset removal costs	$-	$-	$325.6	$326.2
Deferred gas costs(a)	-	16.8	19.5	-
Pension and other post-retirement benefits
Other post-retirement benefit costs—trackers(b)	1.1	2.5	-	-
Deferred pension costs/income—trackers(b)	45.2	35.5	-	-
ASC Topic 715 unrecognized costs/income(a)(c)
Pensions	289.6	239.5	-	-
Other post-retirement benefits	99.2	193.9	-	-

Total pension and other post-retirement benefits	435.1	471.4	-	-
Other
Income tax-related amounts due from/to customers(d)	28.8	28.0	5.0	7.6
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(e)	12.5	13.3	0.9	1.1
Deferred gain on sale of assets(a)	-	-	2.0	2.4
Environmental response costs(a)	4.4	4.5	-	-
Rights-of-way fees	-	0.6	0.6	-
Other costs—Business process outsourcing (a)	1.8	2.1	-	-
Sabbatical leave and other similar benefits	-	3.0	-	-
Nonretirement postemployment benefits(a)(f)	16.3	13.4	-	-
Other regulatory expenses	4.6	4.4	6.5	7.5

Total other	$68.4	$69.3	$15.0	$18.6

Total deferred	$503.5	$557.5	$360.1	$344.8

Total	$544.3	$571.9	$380.8	$352.6

(a) Washington Gas does not earn its overall rate of return on these assets. Washington Gas is allowed to recover and required to pay, using short-term interest rates, the carrying costs related to billed gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.

(b) Relates to the District of Columbia jurisdiction.

(c) Refer to Note 10-Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.

(d) This balance represents amounts due from customers for deferred tax liabilities related to tax benefits on deduction flowed directly to customers prior to the adoption of income tax normalization for ratemaking purposes.

(e) The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior fiscal years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

(f) Represents the timing difference between the recognition of workers compensation and short-term disability costs in accordance with generally accepted accounting principles and the way these costs are recovered through rates.

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations, and the recovery of our regulatory assets at September 30, 2012 is probable. Refer to Note 13—Commitments and Contingencies for further discussion of our regulated operations.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS

We consider all investments with original maturities of three months or less to be cash equivalents. We did not have any restrictions on our cash balances that would impact the payment of dividends by WGL Holdings or our subsidiaries as of September 30, 2012 and 2011.

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

Transportation Gas Imbalance.  Interruptible shippers and third party marketer shippers transport gas on Washington Gas’ distribution system as part of the unbundled services offered. The delivered volumes of gas from third party shippers into Washington Gas’ distribution system rarely equal the volumes delivered to third party marketer customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers, including WGEServices, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 16—Related Party Transactions for further discussion of the accounting for these imbalance transactions.

Asset Optimization Program.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, futures and option contracts for periods when these resources are not being used to physically serve utility customers. Refer to “Derivative Activities” below for further discussion of the accounting for derivative transactions entered into under this program. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders. The customer portion does not affect earnings.

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

WGEServices enters into indexed or fixed-rate contracts with residential, commercial and industrial customers for sales of natural gas and electricity. Customer contracts, which typically have terms less than 24 months, but may extend up to five years, allow WGEServices to bill customers based upon metered gas and electricity usage. Usage is measured either on a cycle basis at customer premises or based on quantities delivered to the local utility, both of which may vary by month. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, WGEServices accrues unbilled revenues for gas and electricity delivered, but not yet billed, at the end of each accounting period. Revenues are reflected in “Operating Revenues—Non utility.”

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

Commercial Energy Systems Segment.  WGESystems recognizes income and expenses for all construction contracts using the percentage-of-completion method in “Operating Revenues—Non-utility” and “Non-Utility cost of energy-related sales.” Commercial Energy Systems also recognizes income from its solar assets based on the terms of the related power purchase agreements.

Wholesale Energy Solutions Segment.  CEV reports its trading margins in non-utility revenue by netting its cost / loss on physical and financial gas purchase contracts with revenues / gains on physical and financial gas sales contracts.

Other Activities. WGSW will recognize income on its investments in solar assets based on the specific terms of its sale leaseback arrangements and through the hypothetical liquidation at book value approach to the equity method of investment accounting for its investment interest. Washington Gas Resources will recognize income on its investment using the cost approach of investment accounting. Other income and expense is recognized from the lease of solar assets associated with the Skyline and EchoFirst associations.

STORAGE GAS VALUATION METHODS

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For CEV, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the years ended September 30, 2012, 2011 and 2010, WGL Holdings recorded a reduction of net income of $22.4 million, $0.8 million, and $0.8 million, respectively, for lower-of-cost or market adjustment.

In conjunction with optimizing Washington Gas’ storage capacity, storage gas inventory may be subject to lower-of-cost or market adjustments. Washington Gas recorded a lower-of-cost or market adjustment related to its storage gas inventory, after the effects of regulatory sharing of $1.4 million, $0.3 million, and $0.8 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively, which was recorded to “Utility cost of gas.”

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

DERIVATIVE ACTIVITIES

Regulated Utility. Washington Gas enters into both physical and financial derivative contracts for the purchase and sale of natural gas, which are subject to mark-to-market accounting. Changes in the fair value of derivative instruments recoverable or refundable to customers and therefore subject to ASC Topic 980, are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in earnings.

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

From time to time, Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of Medium-Term Notes (MTNs). Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 5—Derivative and Weather-Related Instruments for further discussion of our derivative activities.

Non-Utility Operations.  WGEServices enters into both physical and financial contracts for the purchase and sale of natural gas and electricity. We designate a portion of these physical contracts related to the purchase of natural gas and electricity to serve our customers as “normal purchases and normal sales;” therefore, they are not subject to the mark-to-market accounting requirements of ASC Topic 815, Derivatives and Hedging. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. The financial contracts and the portion of the physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value and are reflected in earnings. WGEServices records these derivatives as revenues or expenses depending on the nature of the economically hedged item. CEV nets financial and physical contracts in revenues.

INCOME TAXES

We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities, including those where regulators prohibit deferred income tax treatment for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Refer to the table under “Regulated Operations” above that depicts Washington Gas’ regulatory assets and liabilities associated with income taxes due from and to customers at September 30, 2012 and 2011. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service. We amortize investment tax credits as reductions to income tax expense over the estimated service lives of the related properties. Refer to Note 9—Income Taxes which provides detailed financial information related to our income taxes.

STOCK-BASED COMPENSATION

We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718) which requires us to measure and recognize stock-based compensation expense in our financial statements based on the fair value at the date of grant for our equity-classified share-based awards, which include performance shares and stock options granted to certain employees and shares issued to directors. For liability-classified share-based awards, which include performance units, we recognize stock-based compensation expense based on their fair value at the end of each reporting period. For both equity-classified and liability-classified share-based awards, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 11—Stock-Based Compensation for further discussion of the accounting for our stock-based compensation plans.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Changes in Asset Retirement Obligations
	September 30,
(In millions)	2012	2011
Asset retirement obligations at beginning of year	$69.5	$ 65.2
Liabilities incurred in the period	1.9	2.5
Liabilities settled in the period	(1.0)	(1.3)
Accretion expense	3.3	3.1
Revisions in estimated cash flows	(1.0)	-
Asset retirement obligations at the end of the year(a)	$72.7	$ 69.5
Washington Gas Light Company
Changes in Asset Retirement Obligations
	September 30,
(In millions)	2012	2011
Asset retirement obligations at beginning of year	$68.3	$ 64.0
Liabilities incurred in the period	1.9	2.5
Liabilities settled in the period	(1.0)	(1.3)
Accretion expense	3.3	3.1
Revisions in estimated cash flows	(1.0)	-
Asset retirement obligations at the end of the year(a)	$71.5	$ 68.3

(a) Includes short-term asset retirement obligations of $1.3 million and $2.6 million for fiscal year 2012 and 2011, respectively.

ACCOUNTING STANDARDS ADOPTED IN FISCAL YEAR 2012

Fair Value.  In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of this standard did not have a material effect on our financial statements. Refer to Note 14—Fair Value Measurements for the required disclosure under this standard.

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

OTHER NEWLY ISSUED ACCOUNTING STANDARDS

Balance Sheet Offsetting.  In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either: (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. ASU 2011-11 will be effective for us on October 1, 2013. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

WGL Holdings, Inc.
	September 30,
(In millions)	2012	2011
Accounts payable—trade	$217.0	$210.4
Employee benefits and payroll accruals	20.3	26.5
Embedded derivatives and other accrued liabilities	33.1	42.5
Total	$270.4	$279.4
Washington Gas Light Company
	September 30,
(In millions)	2012	2011
Accounts payable—trade	$112.7	$103.0
Employee benefits and payroll accruals	18.2	23.7
Embedded derivatives and other accrued liabilities	11.3	4.4
Total	$142.2	$131.1

NOTE 3. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL Holding’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position.

On April 3, 2012, WGL Holdings and Washington Gas each entered into separate revolving credit agreements to replace the existing facilities that were due to expire in August 2012. The credit facilities for WGL Holdings and Washington Gas permit borrowings up to $450.0 and $350.0 million, respectively, and provide for a term of five years. The following is a summary of committed credit available at September 30, 2012 and 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Committed Credit Available (In millions)
As of September 30, 2012	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$ 800.0
Less: Commercial Paper	(148.9)	(98.8)	(247.7)
Net committed credit available	$301.1	$251.2	$ 552.3
As of September 30, 2011
Committed credit agreements
Unsecured revolving credit facility, expired August 3, 2012(b)	$400.0	$300.0	$ 700.0
Less: Commercial Paper	(39.4)	-	(39.4)
Net committed credit available	$360.6	$300.0	$ 660.6

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

At September 30, 2012 and 2011, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper of $247.7 million and $39.4 million, respectively, at a weighted average interest rate of 0.26% and 0.20%, respectively. At September 30, 2012 and 2011, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

Depending on the type of borrowing option chosen under our revolving credit facilities, loans may bear interest at variable rates based on the Eurodollar rate, the higher of the prime lending rate or the Fed Funds effective rate, or at a competitive rate determined through auction. Facility fees for both companies are based on the long-term debt ratings of Washington Gas. If the long-term debt of Washington Gas were downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher facility fees.

Under the terms of the credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization may not exceed 0.65 to 1.0 (65%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Another potential default may be deemed if WGL Holdings or Washington Gas fail to pay principal or interest when due on any other indebtedness. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At September 30, 2012, WGL Holdings and Washington Gas were in compliance with all of the covenants under their revolving credit facilities.

NOTE 4. LONG-TERM DEBT

FIRST MORTGAGE BONDS

The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. Washington Gas had no debt outstanding under the Mortgage at September 30, 2012 and 2011. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.

SHELF REGISTRATION

At September 30, 2012, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs.

UNSECURED NOTES

Washington Gas issues unsecured MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. At September 30, 2012 and 2011, outstanding MTNs and private placement notes were $583.0 million and $660.0 million, respectively. At both September 30, 2012 and 2011, the weighted average interest rate on all outstanding MTNs and private placement notes was 5.91%.

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

The table below shows MTN and private placement issuances and retirements for the years ended September 30, 2012 and 2011.

MTN and Private Placement Issuances and Retirements
($ In millions)	Principal	Interest Rate	Nominal Maturity Date
Year Ended September 30, 2012
Retirements:
10/17/2011	$7.0	6.05%	10/17/2011
10/19/2011	15.0	6.00%	10/19/2011
10/19/2011	5.0	6.00%	10/19/2011
2/27/2012	25.0	6.00%	2/27/2012
6/19/2012	25.0	5.90%	6/19/2012
Total	$77.0
($ In millions)	Principal	Interest Rate	Nominal Maturity Date
Year Ended September 30, 2011
Issuances:
12/3/2010	$75.0	5.21%	12/3/2040
Total	$75.0
Retirements:
1/24/2011	$30.0	6.64%	1/24/2011
Total	$30.0

LONG-TERM DEBT MATURITIES

Maturities of long-term debt for each of the next five fiscal years and thereafter as of September 30, 2012 are summarized in the following table.

Long-Term Debt Maturities(a)
(In millions)	MTNs	Other	Total
2013	$-	$-	$ -
2014	67.0	-	67.0
2015	20.0	-	20.0
2016	25.0	-	25.0
2017	-	-	-
Thereafter	471.0	-	471.0
Total (before project debt financing)	$583.0	$-	$ 583.0
Project debt financing(b)	-	6.2	6.2
Total	$583.0	$6.2	$ 589.2
Total non-current	$583.0	$6.2	$ 589.2

(a)Excludes unamortized discounts of $33,083 at September 30, 2012.

(b)Project debt financing is anticipated to be a non-cash extinguishment. Refer to Note 13 - Commitments and Contingencies for further discussion of this construction project financing.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 5. DERIVATIVE AND WEATHER-RELATED INSTRUMENTS

DERIVATIVE INSTRUMENTS

Regulated Utility Operations

Washington Gas enters into contracts related to the sale and purchase of natural gas that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheet, and Washington Gas does not designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative instruments relate to: (i) Washington Gas’ asset optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.

Asset Optimization. Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources during periods when these resources are not being used to physically serve utility customers. Specifically, Washington Gas utilizes its transportation capacity assets to benefit from favorable natural gas prices between different geographic locations and its storage capacity assets to benefit from favorable natural gas prices between different time periods. As part of this asset optimization program, Washington Gas enters into physical and financial derivative transactions in the form of forward, futures and option contracts to lock-in operating margins that Washington Gas will ultimately realize. The derivatives used under this program are subject to mark-to-market accounting treatment.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the fiscal year ended September 30, 2012 was a gain of $28.3 million including an unrealized gain of $15.9 million. During the fiscal year ended September 30, 2011 we recorded a gain of $1.9 million including an unrealized derivative loss of $13.2 million. During the fiscal year ended September 30, 2010 we recorded a gain of $23.2 million including unrealized gains of $11.9 million.

Managing Price Risk. To manage price risk associated with acquiring natural gas supply for utility customers, Washington Gas enters into forward contracts, option contracts, financial contracts and other contracts, as authorized by its regulators. These instruments are accounted for as derivative instruments. Any gains and losses associated with these derivatives are recorded as regulatory liabilities or assets, respectively, to reflect the rate treatment for these economic hedging activities.

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

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. WGSW has warrants to purchase stock from ASD Holdings, Inc., which are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices, CEV nor WGSW designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

At September 30, 2012 and 2011, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of September 30, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	4,798.5	3,039.1
Retail sales	126.1	-
Other risk-management activities	537.1	206.5
Electricity (In millions of kWhs)
Retail sales	5,080.5	-
Other risk-management activities	16,898.0	-

Warrants(In millions of shares)	4.4	-
Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of September 30, 2011	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset Optimization	1,538.6	1,221.7
Retail sales	131.4	-
Other risk-management activities	656.2	392.0
Electricity (In millions of kWhs)
Retail sales	606.5	-
Other risk-management activities	17,085.1	-

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

As of September 30, 2012, the increase in volume of asset optimization related derivatives is the result of new contracts for Washington Gas and CEV. As of September 30, 2012, the increase in volume of electricity retail sales is the result of new contracts for WGEServices.

The following tables present the balance sheet classification for all derivative instruments as of September 30, 2012 and 2011.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments

(In millions)

As of September 30, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total

Current Assets—Derivatives	$80.4	$(36.1)	$(1.1)	$43.2
Deferred Charges and Other Assets—Derivatives	103.9	(42.1)	-	61.8
Accounts payable and other accrued liabilities	(0.2)	-	-	(0.2)
Current Liabilities—Derivatives	4.3	(40.8)	-	(36.5)
Deferred Credits—Derivatives	2.8	(18.6)	2.6	(13.2)

Total	$191.2	$(137.6)	$1.5	$55.1

As of September 30, 2011

Current Assets—Derivatives	$26.2	$(10.1)	$0.1	$16.2
Deferred Charges and Other Assets—Derivatives	39.1	(27.4)	-	11.7
Accounts payable and other accrued liabilities	7.1	(1.8)	-	5.3
Current Liabilities—Derivatives	9.6	(41.1)	(0.4)	(31.9)
Deferred Credits—Derivatives	5.1	(23.2)	3.0	(15.1)

Total	$87.1	$(103.6)	$2.7	$(13.8)

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments

(In millions)

As of September 30, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total

Current Assets—Derivatives	$20.7	$(10.4)	$(1.1)	$9.2
Deferred Charges and Other Assets—Derivatives	92.8	(41.8)	-	51.0
Current Liabilities—Derivatives	1.6	(12.1)	-	(10.5)
Deferred Credits—Derivatives	1.6	(5.1)	-	(3.5)

Total	$116.7	$(69.4)	$(1.1)	$46.2

As of September 30, 2011

Current Assets—Derivatives	$5.8	$(4.5)	$-	$1.3
Deferred Charges and Other Assets—Derivatives	36.1	(27.4)	-	8.7
Current Liabilities—Derivatives	9.0	(15.1)	-	(6.1)
Deferred Credits—Derivatives	4.5	(11.6)	-	(7.1)

Total	$55.4	$(58.6)	$-	$(3.2)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present all gains and losses associated with derivative instruments for the years ended September 30, 2012, 2011 and 2010.

WGL Holdings, Inc. Gains and Losses on Derivative Instruments

(In millions)

Fiscal Year Ended September 30,	2012	2011	2010

Recorded to income
Operating revenues—non-utility	$19.2	$(6.8)	$3.4
Utility cost of gas	22.3	(9.4)	20.3
Non-utility cost of energy-related sales	(34.2)	19.2	(42.1)
Other income-net	0.9	-	-
Recorded to regulatory assets
Gas costs	42.2	(18.9)	5.8
Other	-	6.2	(12.5)

Total	$50.4	$(9.7)	$(25.1)

Washington Gas Gains and Losses on Derivative Instruments
(In millions)
Fiscal Year Ended September 30,	2012	2011	2010
Recorded to income
Utility cost of gas	$22.3	$(9.4)	$20.3
Recorded to regulatory assets
Gas costs	42.2	(18.9)	5.8
Other	-	6.2	(12.5)
Total	$64.5	$(22.1)	$13.6

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or obligation to return collateral for derivative instruments executed under the same master netting arrangement. At September 30, 2012, Washington Gas, WGEServices and CEV posted $4.0 million, $8.2 million and $3.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2011, Washington Gas, WGEServices and CEV posted $9.7 million, $15.8 million and $9.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at September 30, 2012 and 2011, Washington Gas held $9.3 million and $3.5 million of cash collateral, respectively, representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and CEV contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at September 30, 2012, WGEServices posted $2.6 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2011, WGEServices posted $0.1 million of collateral related to these aforementioned derivative liabilities. Washington Gas and CEV were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at September 30, 2012 and 2011. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012 and 2011, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
September 30, 2012
Derivative liabilities with credit-risk-contingent features	$ 101.2	$ 60.8
Maximum potential collateral requirements	35.7	3.4

September 30, 2011
Derivative liabilities with credit-risk-contingent features	$ 75.1	$ 45.1
Maximum potential collateral requirements	30.1	1.8

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments that reflect certain agreements with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and CEV have separate agreements with wholesale counterparties that contain netting provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At September 30, 2012, four counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $41.1 million; WGEServices did not have credit exposure to wholesale counterparties and three counterparties each represented over 10% of CEV’s credit exposure to wholesale counterparties for a total credit risk of $2.7 million.

WEATHER-RELATED INSTRUMENTS

During the fiscal years ended September 30, 2012, 2011 and 2010, Washington Gas used HDD weather – related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the years ended September 30, 2012, 2011 and 2010, Washington Gas recorded a pre-tax net gain of $7.9 million and a pre-tax net loss of $2.8 million, and a pre-tax net gain of $1.3 million respectively, related to weather derivatives.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the fiscal year ended September 30, 2012, WGEServices recorded pre-tax gains of $11.8 million. At September 30, 2011 and 2010, WGEServices recorded pre-tax losses of $8.5 million and $4.1 million, respectively, related to these instruments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 6. COMMON STOCK — WGL HOLDINGS

COMMON STOCK OUTSTANDING

Shares of common stock outstanding were 51,611,647 and 51,365,337 at September 30, 2012 and 2011, respectively.

COMMON STOCK RESERVES

At September 30, 2012, there were 1,931,049 authorized, but unissued, shares of common stock reserved under the following plans.

Common Stock Reserves
Reserve for:	Number of Shares
Omnibus incentive compensation plan(a)	1,053,775
Dividend reinvestment and common stock purchase plan	109,815
Employee savings plans	637,196
Directors’ stock compensation plan	130,263
Total common stock reserves	1,931,049

(a)Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan to replace on a prospective basis the 1999 Incentive Compensation Plan. Included are shares that may be issued which would reduce the number of shares authorized under the Omnibus Incentive Compensation Plan. These shares include 272,172 shares dedicated to performance shares granted but not vested and include 26,372 shares dedicated to stock options issued but not exercised. Refer to Note 11 - Stock-Based Compensation for a discussion regarding our stock-based compensation plans.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 8. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive (refer to Note 11—Stock-Based Compensation). The following table reflects the computation of our basic and diluted EPS for the fiscal years ended September 30, 2012, 2011 and 2010.

Basic and Diluted EPS
	Years Ended September 30,

(In thousands, except per share data)	2012	2011	2010

Basic earnings per average common share:

Net income applicable to common stock	$139,818	$117,050	$109,885

Average common shares outstanding—basic	51,522	51,195	50,538

Basic earnings per average common share	$2.71	$2.29	$2.17

Diluted earnings per average common share:

Net income applicable to common stock	$139,818	$117,050	$109,885

Average common shares outstanding—basic	51,522	51,195	50,538

Stock-based compensation plans	67	100	227

Total average common shares outstanding—diluted	51,589	51,295	50,765

Diluted earnings per average common share	$2.71	$2.28	$2.16

NOTE 9. INCOME TAXES

WGL Holdings files consolidated federal and District of Columbia returns and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before September 30, 2007. Substantially all state income tax years in major jurisdictions are closed for years before September 30, 2006.

WGL Holdings and each of its subsidiaries also participate in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses of the parent, WGL Holdings, are allocated to the subsidiaries that have taxable income. In fiscal year 2012, Washington Gas shared $0.3 million of tax benefits from the tax sharing agreement that was reflected as a tax decrease on Washington Gas’ Statements of Income. For fiscal year 2011, the tax effect of sharing was minimal, and for 2010, Washington Gas realized $0.2 million of tax savings as a result of this tax sharing agreement. The effect of this allocation of benefits to Washington Gas has no effect on our consolidated financial statements. State income tax returns are filed on a separate company basis in most states where we have operations and/or a requirement to file. For the District of Columbia, we have historically filed a consolidated return, however beginning with the fiscal year ended September 30, 2012, we will file a combined unitary return due to a recent law change there.

On March 23 and March 30, 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, respectively (collectively “the PPACA”) became law resulting in comprehensive healthcare reform legislation that affect the accounting for employer provided benefits.

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

Since the year ended September 30, 2004, Washington Gas reflected the favorable tax benefit (“the Med D tax benefit”) of the non-taxable subsidy in its effective tax rate. The PPACA became law which eliminated future Med D tax benefits for Washington Gas’ tax years beginning after September 30, 2013. During the fiscal year ended September 30, 2010, the Med D tax benefit was recognized through the date of the enactment of the PPACA. The elimination of the Med D tax benefit increased the effective tax rate by 0.7% for the year ending September 30, 2010. Washington Gas expects its future annual effective tax rate to increase over the pre- Healthcare reform rate by approximately 1%. In March 2010, regulatory assets

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

were increased by $41.2 million to reflect the probable recovery of the higher future tax expense from utility customers and an immaterial amount of tax expense was recorded related to the effect of the PPACA on our non-utility business. At September 30, 2010, regulatory assets were increased by an additional $1 million to reflect year end actuarial adjustments to the remaining Med D tax benefit. Based on positions taken by the staff of the SCC of VA in Washington Gas’ rate case during the fiscal year ended September 30, 2011, we determined that it was not probable that the SCC of VA would permit recovery of this asset. Therefore, the Virginia portion of the regulatory asset related to the Med D benefit was charged to tax expense which resulted in an increase in the effective tax rate for the fiscal year ended September 30, 2011. On March 30, 2012, based on positions taken by the PSC of MD in Washington Gas’ rate case during the fiscal year ended September 30, 2012, we have determined that it is not probable that the PSC of MD will permit recovery of this asset either. Therefore, the Maryland portion of the regulatory asset related to the Med D benefit has been charged to tax expense which resulted in an increase in the effective tax rate for the fiscal year ended September 30, 2012.

The tables below provide the following for WGL Holdings and Washington Gas: (i) the components of income tax expense; (ii) a reconciliation between the statutory federal income tax rate and the effective income tax rate and (iii) the components of accumulated deferred income tax assets and liabilities at September 30, 2012 and 2011.

WGL Holdings, Inc.
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2012	2011	2010
INCOME TAX EXPENSE
Current:
Federal	$(13,188)	$18,531	$ (22,156)
State	(30)	10,899	(6,245)
Total current	(13,218)	29,430	(28,401)
Deferred:
Federal
Accelerated depreciation	45,506	37,924	95,414
Other	44,727	12,067	(12,073)
State
Accelerated depreciation	9,412	6,689	23,080
Other	8,054	2,014	(3,524)
Total deferred	107,699	58,694	102,897
Amortization of investment tax credits	(1,132)	(974)	(940)
Total income tax expense	$93,349	$87,150	$ 73,556

WGL Holdings, Inc.
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2012		2011		2010
Income taxes at statutory federal income tax rate	$82,070	35.00%	$71,932	35.00%	$64,667	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,178	0.50	1,981	0.96	2,200	1.19
Amortization of investment tax credits	(1,132)	(0.48)	(974)	(0.47)	(940)	(0.50)
Cost of removal	(2,291)	(0.98)	(1,160)	(0.56)	(648)	(0.35)
State income taxes-net of federal benefit	12,068	5.15	10,631	5.17	7,768	4.20
Medicare Part D subsidy	375	0.16	-	-	(1,009)	(0.55)
Medicare Part D adjustment	2,827	1.21	4,714	2.29	-	-
Other items-net	(1,746)	(0.75)	26	0.02	1,518	0.82
Total income tax expense and effective tax rate	$93,349	39.81%	$87,150	42.41%	$73,556	39.81%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings, Inc.
Components of Deferred Income Tax Assets (Liabilities)
	September 30,
(In thousands)	2012		2011
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$-	$56,053	$-	$58,840
Other post-retirement benefits	-	46,814	-	83,064
Uncollectible accounts	7,891	-	7,183	-
Inventory overheads	7,104	-	7,591	-
Capital gains/losses-net	155	-	155	-
Valuation allowance	(155)	-	(155)	-
Employee compensation and benefits	5,355	26,145	5,493	26,939
Customer advances	-	198	-	2,025
Derivatives	-	-	2,577	-
Other	810	1,172	817	-
Total assets	21,160	130,382	23,661	170,868
Deferred income tax liabilities:
Accelerated depreciation and other plant related items	-	545,006	-	480,137
Losses/gains on reacquired debt	-	1,758	-	1,948
Income taxes recoverable through future rates	-	194,149	-	207,860
Deferred gas costs	4,670	3,522	4,845	3,771
Derivatives	4,086	7,398	-	2,177
Other	-	-	-	2,164
Total liabilities	8,756	751,833	4,845	698,057
Net accumulated deferred income tax assets (liabilities)	$12,404	$(621,451)	$18,816	$(527,189)

Washington Gas Light Company
Components of Income Tax Expense
	Years Ended September 30,
(In thousands)	2012	2011	2010
INCOME TAX EXPENSE
Current:
Federal	$(13,155)	$9,415	$(35,210)
State	(3,332)	7,162	(10,198)
Total current	(16,487)	16,577	(45,408)
Deferred:
Federal
Accelerated depreciation	45,661	37,363	95,371
Other	27,851	(3,216)	(3,843)
State
Accelerated depreciation	9,423	6,595	23,009
Other	6,197	(640)	(1,155)
Total deferred	89,132	40,102	113,382
Amortization of investment tax credits	(898)	(893)	(893)
Total income tax expense	$71,747	$55,786	$67,081

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Years Ended September 30,
($ In thousands)	2012		2011		2010
Income taxes at statutory federal income tax rate	$63,628	35.00%	$43,882	35.00%	$59,300	35.00%
Increase (decrease) in income taxes resulting from:
Accelerated depreciation less amount deferred	1,178	0.65	1,981	1.58	2,200	1.30
Amortization of investment tax credits	(898)	(0.49)	(893)	(0.71)	(893)	(0.53)
Cost of removal	(2,291)	(1.26)	(1,160)	(0.93)	(648)	(0.38)
State income taxes-net of federal benefit	8,916	4.90	6,390	5.10	6,840	4.04
Consolidated tax sharing allocation	(309)	(0.17)	15	0.01	(217)	(0.13)
Medicare Part D subsidy	371	0.20	-	-	(1,003)	(0.59)
Medicare Part D adjustment	2,827	1.56	4,714	3.76	-	-
Other items-net	(1,675)	(0.92)	857	0.68	1,502	0.88
Total income tax expense and effective tax rate	$71,747	39.47%	$55,786	44.49%	$67,081	39.59%

Washington Gas Light Company
Components of Deferred Income Tax Assets (Liabilities)
	Years Ended September 30,
(In thousands)	2012		2011
ACCUMULATED DEFERRED INCOME TAXES	Current	Non-current	Current	Non-current
Deferred income tax assets:
Pensions	$-	$55,289	$-	$58,231
Other post-retirement benefits	-	46,502	-	82,576
Uncollectible accounts	6,823	-	6,335	-
Inventory overheads	7,105	-	7,591	-
Employee compensation and benefits	5,205	25,613	5,377	24,392
Customer advances	-	197	-	2,025
Derivatives	-	-	473	-
Other	810	-	817	-
Total assets	19,943	127,601	20,593	167,224
Deferred income tax liabilities:
Accelerated depreciation and other plant related items	-	527,633	-	473,932
Losses/gains on reacquired debt	-	1,758	-	1,948
Income taxes recoverable through future rates	-	193,076	-	206,702
Deferred gas costs	4,670	3,521	4,845	3,771
Derivatives	857	7,399	-	2,177
Other	-	152	-	2,947
Total liabilities	5,527	733,539	4,845	691,477
Net accumulated deferred income tax assets (liabilities)	$14,416	$(605,938)	$15,748	$(524,253)

In June 2012, we filed our tax return for the year ended September 30, 2011.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes the change in unrecognized tax benefits during fiscal year 2012 and our total unrecognized tax benefits at September 30, 2012 under the provisions of ASC Topic 740, Income Taxes:

Unrecognized Tax Benefits
(In thousands)
Total unrecognized tax benefits, October 1, 2011	$20,699
Increases in tax positions relating to current year	3,396
Decreases in tax positions relating to prior year	(2,013)
Total unrecognized tax benefits, September 30, 2012	$22,082

Unrecognized Tax Benefits
(In thousands)
Total unrecognized tax benefits, October 1, 2010	$22,715
Increases in tax positions relating to current year	2,284
Decreases in tax positions relating to prior year	(4,300)
Total unrecognized tax benefits, September 30, 2011	$20,699

During the year the unrecognized tax benefits for WGL Holdings and Washington Gas increased by approximately $1.4 million relating to uncertain tax positions, primarily the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL Holdings’ and Washington Gas uncertain tax positions will increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, they could re-examine this issue in the future.

WGL Holdings and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the fiscal year ended September 30, 2012 we reversed $1.6 million of interest previously accrued based on the completion of the IRS audit relating to the repairs project. During the fiscal years ended September 30, 2011 and 2010, we accrued $0.7 million and $0.2 million, respectively, in expense for interest on uncertain tax positions.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Washington Gas maintains a qualified, trusteed, non-contributory defined benefit pension plan (qualified pension plan) covering most active and vested former employees of Washington Gas. The non-contributory defined benefit pension plan is closed to all employees hired on or after January 1, 2010. Employees hired on or after January 1, 2009 who are covered under collective bargaining agreements with the International Brotherhood of Teamsters Local 96 and the Office and Professional Employees International Union (“OPEIU”) Local 2 are not eligible to participate in the qualified pension plan. Employees hired on or after January 1, 2010 and covered under the collective bargaining agreement with the International Brotherhood of Electrical Workers Union (“IBEW”) Local 1900 are not eligible to participate in the qualified pension plan. Management employees hired on or after July 1, 2009 are not eligible to participate in the qualified pension plan. In addition, beginning January 1, 2010, 65 management employees elected to cease accruing additional benefits in the qualified pension plan. Their pension benefit is frozen based on the years of service accrued and salary as of December 31, 2009. However, their years of service continue to accrue for eligibility for early retirement.

Most executive officers of Washington Gas also participate in a non-funded defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. A rabbi trust has been established for the potential future funding of the DB SERP liability. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a new non-funded defined contribution SERP (DC SERP). In addition, effective January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees.

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

Certain of our subsidiaries offer defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

matching contributions to the amounts contributed by employees in accordance with the specific plan provisions. Total matching contributions to the Washington Gas plan were $3.4 million, $3.2 million and $3.5 million during fiscal years 2012, 2011 and 2010, respectively. All employees not participating in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plan were $0.6 million and $0.4 million during fiscal years ended September 30, 2012 and 2011, respectively.

Total matching contributions to the WGEServices plan were $0.4 million, $0.4 million and $0.3 million during fiscal years 2012, 2011 and 2010, respectively.

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

Obligations and Assets

Washington Gas uses a measurement date of September 30 for its pension, and retiree healthcare and life insurance benefit plans. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
			Health and Life
(In millions)	Pension Benefits		Benefits
Year Ended September 30,	2012	2011	2012	2011
Change in projected benefit obligation
Benefit obligation at beginning of year	$787.0	$773.6	$502.0	$442.2
Service cost	12.9	12.1	8.0	7.4
Interest cost	40.5	41.3	25.1	25.1
Change in plan benefits	-	0.2	-	-
Actuarial loss (gain)	142.8	2.0	(36.1)	48.0
Retiree contributions	-	-	3.9	3.8
Benefits paid	(46.0)	(42.2)	(22.8)	(24.5)
Projected benefit obligation at end of year	$937.2	$787.0	$480.1	$502.0
Change in plan assets
Fair value of plan assets at beginning of year	$600.0	$591.9	$296.5	$270.8
Actual return on plan assets	117.1	41.2	57.7	23.6
Company contributions	82.0	11.6	24.2	22.8
Retiree contributions and Medicare Part D reimbursements	-	-	2.7	3.8
Expenses	(2.5)	(2.5)	-	-
Benefits paid	(46.0)	(42.2)	(22.8)	(24.5)
Fair value of plan assets at end of year	$750.6	$600.0	$358.3	$296.5
Funded status at end of year	$(186.6)	$(187.0)	$(121.8)	$(205.5)
Total amounts recognized on balance sheet
Current liability	$(3.0)	$(5.0)	$-	$-
Accrued benefit liability	(183.6)	(182.0)	(121.8)	(205.5)
Total recognized	$(186.6)	$(187.0)	$(121.8)	$(205.5)

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the qualified pension plan was $888.4 million and $819.9 million, respectively, as of September 30, 2012, and $743.2 million and $690.3 million, respectively, at September 30, 2011. The PBO and ABO for the non-funded DB SERP was $48.0 million and $40.6 million, respectively, as of September 30, 2012, and $43.2 million and $36.6 million, respectively, as of September 30, 2011. The PBO and ABO for the non-funded DB Restoration were $0.7 million and $0.3 million, respectively, as of September 30, 2012. The DB SERP and DB Restoration, included in pension benefits in the table above, have no assets.

The post-retirement health and life benefits include an actuarial gain for the year ended September 30, 2012 which results from our decision to enroll in an Employee Group Waiver Plant (EGWP) beginning January 1, 2013. Participation in the EGWP allows us to offer substantially the same post-retirement benefits to eligible participants while increasing subsidy

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

reimbursements we receive from the U.S. government. This reduced the post-retirement health and life benefits liability by approximately $57.4 million as of September 30, 2012. We had additional reductions in our liability due to lower than expected claims and higher retiree contributions. These reductions were offset by an actuarial loss, which relates primarily to a decrease in the discount rate to calculate the obligation. The pension benefits include an actuarial loss for the year ended September 30, 2012. The loss relates primarily to a decrease in the discount rate to calculate the obligation.

AMOUNTS RECOGNIZED IN REGULATORY ASSETS/LIABILITIES AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss at September 30, 2012 and 2011:

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
September 30,	2012	2011	2012	2011
Unrecognized actuarial net loss	$304.0	$248.3	$128.0	$ 217.5
Unrecognized prior service cost (credit)	2.4	3.4	(26.4)	(30.3)
Unrecognized transition obligation	-	-	1.1	2.2
Total	$306.4	$251.7	$102.7	$ 189.4
Regulatory asset	$289.6	$239.5	$99.2	$ 193.9
Deferred income tax (liability)	-	-	-	(10.7)
Accumulated other comprehensive loss (pre-tax)(a)	16.8	12.2	3.5	6.2
Total	$306.4	$251.7	$102.7	$ 189.4

(a)The total amount of accumulated other comprehensive loss recorded on our balance sheets at September 30, 2012 and 2011 is net of an income tax benefit of $8.8 million and $7.7 million, respectively.

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost during fiscal year 2012.

Amounts Recognized During Fiscal Year 2012

	Regulatory assets/liabilities		Accumulated other comprehensive loss

(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$ 15.2	$ 12.9	$ 0.8	$ 0.4
Prior service cost (credit)	1.0	(3.9)	-	(0.1)
Transition obligation	-	0.8	-	0.2
Total	$ 16.2	$ 9.8	$ 0.8	$ 0.5

The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost during fiscal year 2013.

Amounts to be Recognized During Fiscal Year 2013

	Regulatory assets/liabilities		Accumulated other comprehensive loss

(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$ 27.0	$ 8.9	$ 1.7	$ 0.3
Prior service cost (credit)	0.9	(3.8)	0.1	(0.1)
Transition obligation	-	0.8	-	0.2
Total	$ 27.9	$ 5.9	$ 1.8	$ 0.4

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The increase in the actuarial net loss for pension benefits and health and life benefits to be recognized in fiscal year 2013 when compared to fiscal year 2012 is primarily due to the amortization of unrecognized actuarial net losses associated with depreciated asset values and a decrease in the discount rate for our qualified pension and health and life plans.

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

Net Periodic Benefit Cost

The components of the net periodic benefit costs (income) for fiscal years ended September 30, 2012, 2011 and 2010 related to pension and other postretirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
(In millions)	Pension Benefits			Health and Life Benefits
Year Ended September 30,	2012	2011	2010	2012	2011	2010
Service cost	$12.9	$12.1	$9.8	$8.0	$7.4	$ 6.6
Interest cost	40.5	41.3	42.3	25.1	25.1	25.3
Expected return on plan assets	(43.5)	(44.6)	(46.0)	(18.8)	(18.5)	(18.4)
Recognized prior service cost	1.0	1.1	1.1	(3.9)	(3.9)	(4.0)
Recognized actuarial loss	16.1	14.7	4.2	13.3	11.2	8.8
Amortization of transition obligation	-	-	-	1.1	1.1	1.0
Settlement Charge	-	-	3.5	-	-	-
Net periodic benefit cost	27.0	24.6	14.9	24.8	22.4	19.3
Amount allocated to construction projects	(3.4)	(2.9)	(1.0)	(3.7)	(3.5)	(3.0)
Amount deferred as regulatory asset (liability)-net	(7.5)	(7.1)	(5.3)	1.5	2.1	2.0
Amount charged to expense	$16.1	$14.6	$8.6	$22.6	$21.0	$ 18.3

Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” represent the difference between the cost of the applicable pension benefits and the health and life benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

ASSUMPTIONS

The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions

	Pension Benefits		Health and Life Benefits
September 30,	2012	2011	2012	2011
Discount rate(a)	4.00%	5.30%	4.00%	5.10%
Rate of compensation increase	3.85%-5.15%	3.85%-5.15%	3.85%	3.85%

(a)The decrease in the discount rate in fiscal year 2012 compared to prior years primarily reflects the decrease in long-term interest rates.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Net Periodic Benefit Cost Assumptions

	Pension Benefits			Health and Life Benefits
Years Ended September 30,	2012	2011	2010	2012	2011	2010
Discount rate(a)	5.30%	5.50%	6.50%	5.10%	5.75%	6.50%
Expected long-term return on plan assets(b)	7.50%	7.50%	7.75%	7.40%	7.50%	7.75%
Rate of compensation increase(c)	3.85%-5.15%	3.25%	3.00%	3.85%-5.15%	3.25%	3.00%

(a) The decrease in the discount rates over the last two fiscal years primarily reflect the decrease in long-term interest rates.

(b) For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed income tax rate of 41.5%.

(c) The changes in the rate of compensation increase reflects the best estimates of actual future compensation levels including consideration of general price levels, productivity, seniority, promotion, and other factors such as inflation rates.

Washington Gas determines the expected long-term rate of return on plan assets by averaging the expected earnings for the target asset portfolio. In developing the expected rate of return assumption, Washington Gas evaluates an analysis of historical actual performance and long-term return projections, which gives consideration to our asset mix and anticipated length of obligation of our plan.

Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation for Medicare and non-Medicare eligible retirees to be 7.5% for both fiscal years 2012 and 2011. Washington Gas expects these rates to decrease gradually to 5.0% in 2017 and remain at those levels thereafter.

Healthcare Trends

(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$6.6	$ (5.1)
Increase (decrease) post-retirement benefit obligation	$73.1	$ (58.2)

INVESTMENT POLICIES AND STRATEGIES

The investment objective of the qualified pension, healthcare, and life insurance benefit plans (“Plan” or “Plans”) is to allocate each Plan’s assets to appropriate investment asset classes (asset categories) so that the benefit obligations of each Plan are adequately funded, consistent with the Plans’ and Washington Gas’ tolerance for risk.

In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. Asset/liability modeling (ALM) is used to test the benefits and risks of several potential strategic asset allocation mixes. Simulated investment performance results based on assumptions about expected return, volatility, and correlation characteristics of the selected asset classes are tested for their effects on contributions, pension expense, PBO funded status, and downside Value at Risk metrics over a ten-year planning time horizon. Important outcomes from past ALM studies include decisions to increase fixed income exposure and to lengthen the duration of those fixed income assets. Both changes result in a better matching of each Plan’s assets and liabilities, and help reduce volatility of each Plan’s funded status. Implementation of these fixed income strategies occurred during fiscal year 2010 for the qualified pension plan and during fiscal year 2011 for the healthcare and life insurance benefit plans.

Another pension plan ALM study completed during November 2011 resulted in the adoption of a one-way dynamic asset allocation strategy that will allow for the de-risking of the pension plan portfolio over time. Under this strategy, the target fixed income allocation percentage will increase by 5% for each 5% improvement in the plan’s funded ratio, as measured by an investment consultant.

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

Other than the Plans employing two commingled funds managed by the same financial institution to manage all the assets of those plans and all Plans having a high exposure to U.S. based investments, there are no other significant risk concentrations related to investments in any entity, industry, country, commodity, or investment fund.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

For the qualified pension plan trust, the target asset allocations as of September 30, 2012 are 37.5% U.S. Large-Cap Equities, 4.5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate, and 45% Fixed Income and Cash. Effective November 1, 2012, the target allocations are 32.5% U.S. Large-Cap Equities, 4.5% U.S. Small/Mid-Cap Equities, 8% International Equities, 5% Real Estate and 50% Fixed Income and Cash.

For healthcare and life insurance benefits for retired employees, Washington Gas’ portion of the benefits is funded through two trusts: (i) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Previously Union-Eligible Employees and (ii) the Washington Gas Light Company Postretirement Benefit Master Trust for Retired Management Employees. The target asset allocations for the healthcare and life insurance benefit trust for retired union-eligible employees are 50% U.S. Large-Cap Equities and 50% Fixed Income and Cash. The target asset allocations for the healthcare and life insurance benefit trust for retired management employees are 60% U.S. Large-Cap Equities and 40% Fixed Income and Cash.

Actual asset allocations are reviewed monthly, and are allowed to range within plus or minus 5% of the asset class target allocations. Assets are generally rebalanced to target allocations before actual asset allocations fall below or rise above the allowed minimum and maximum allocations, respectively.

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

The qualified pension plan’s investment policy allows the use of futures, options, and other derivatives for purposes of reducing portfolio risk and as a lower-cost option for gaining market exposure that could otherwise be obtained without derivatives. The qualified pension plan’s investment policy prohibits investments in Washington Gas securities. The prohibition applies to the qualified pension plan’s separately managed portfolios but does not apply to any commingled fund investments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present the fair value of the pension plan assets for by asset category as of September 30, 2012 and 2011:

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2012
Cash and cash equivalents	$0.8	$-	$-	$0.8	0.1%
Equity securities
U.S. Small Cap	32.0	-	-	32.0	4.3
Preferred Securities	-	0.1	-	0.1	-
Fixed income securities
U.S. Treasuries	-	115.6	-	115.6	15.4
U.S. Corporate Debt	-	84.2	-	84.2	11.2
U.S. Agency Obligations and Government Sponsored Entities	-	20.1	-	20.1	2.7
Asset-Backed Securities and Collateralized Mortgage Obligations	-	1.9	-	1.9	0.3
Municipalities	-	9.4	-	9.4	1.3
Non-U.S. Corporate Debt	-	11.7	-	11.7	1.6
Repurchase Agreements(e)	-	19.1	-	19.1	2.5
Other(a)	-	8.1	-	8.1	1.1
Mutual Funds(b)	32.1	75.9	-	108.0	14.4
Commingled Funds and Pooled Separate Accounts(c)	-	345.9	18.7	364.6	48.6
Derivatives
Futures Contracts(d)	-	(0.3)	-	(0.3)	-
Total fair value of plan investments	$64.9	$691.7	$18.7	$775.3	103.3%
Receivable (payable)(f)				(24.7)	(3.3)
Total plan assets at fair value				$750.6	100.0%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2011
Cash and cash equivalents	$0.2	$-	$-	$0.2	-%
Equity securities
U.S. Small Cap	24.4	-	-	24.4	4.1
Preferred Securities	-	0.2	-	0.2	-
Fixed income securities
U.S. Treasuries	-	77.3	-	77.3	12.9
U.S. Corporate Debt	-	88.2	-	88.2	14.7
U.S. Agency Obligations and Government Sponsored Entities	-	22.8	-	22.8	3.9
Asset-Backed Securities and Collateralized Mortgage Obligations	-	2.4	-	2.4	0.4
Municipalities	-	9.2	-	9.2	1.5
Non-U.S. Corporate Debt	-	13.5	-	13.5	2.2
Other(a)	-	6.8	-	6.8	1.1
Mutual Funds(b)	23.9	59.3	-	83.2	13.9
Commingled Funds and Pooled Separate Accounts(c)	-	255.6	16.8	272.4	45.4
Derivatives
Futures Contracts(d)	-	1.2	-	1.2	0.2
Total fair value of plan investments	$48.5	$536.5	$16.8	$601.8	100.3%
Receivable (payable)				(1.8)	(0.3)
Total plan assets at fair value				$600.0	100.0%

(a)	This category primarily includes Yankee bonds and non-U.S. government bonds.
(b)

At September 30, 2012, investments in mutual funds consisted primarily of 70% corporate debt in the banking and finance, industrials, and utilities sectors and 30% equity securities of non-U.S. companies located in the countries comprising the Morgan Stanley Capital International EAFE Index, plus Canada. At September 30, 2011, investments in mutual funds consisted of approximately 71% corporate debt in the banking and finance, industrials, and utilities sectors and 29% equity securities of non-U.S. companies located in the countries comprising the Morgan Stanley Capital International EAFE Index, plus Canada.

(c)

At September 30, 2012, investments in commingled funds and pooled separate accounts consisted primarily of 71% common stock of large-cap U.S. companies; 10% income producing properties located in the United States; 8% equity securities of non-U.S. companies; and 11% short-term money market investments. At September 30, 2011, investments in commingled funds and pooled separate accounts consisted primarily of 80% common stock of large-cap U.S. companies; 2% short-term money market investments; 8% equity securities of non-U.S. companies; and 10% income producing properties located in the United States.

(d)	This category includes long-term U.S. Treasury interest rate futures contracts.
(e)	This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.
(f)	This payable represents a pending trade for investment purchases.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Healthcare and Life Insurance Plan Assets

					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total

At September 30, 2012

Cash and Cash Equivalents	$0.3	$-	$-	$0.3	0.1%
Fixed Income Securities
U.S Agency Obligations	-	4.6	-	4.6	1.3
U.S. Treasuries	-	61.1	-	61.1	17.1
U.S. Corporate Debt	-	60.7	-	60.7	17.0
Municipalities	-	9.6	-	9.6	2.7
Non-U.S. Corporate Debt(a)	-	10.5	-	10.5	2.9
Others	-	9.1	-	9.1	2.6
Commingled Funds(b)	-	200.9	-	200.9	56.3

Total fair value of plan investments	$0.3	$356.5	$-	$356.8	100.0%

Receivable (payable)				1.5	-

Total plan assets at fair value				$358.3	100.0%

At September 30, 2011

Cash and Cash Equivalents	$0.2	$-	$-	$0.2	0.1%
Fixed Income Securities
U.S Agency Obligations	-	4.5	-	4.5	1.5%
U.S. Treasuries	-	60.2	-	60.2	20.3
U.S. Corporate Debt	-	48.2	-	48.2	16.3
Municipalities	-	8.9	-	8.9	3.0
Non-U.S. Corporate Debt	-	7.5	-	7.5	2.5
Others	-	8.1	-	8.1	2.7
Commingled Funds(b)	-	157.7	-	157.7	53.6

Total fair value of plan investments	$0.2	$295.1	$-	$295.3	100.0%

Receivable (payable)				1.2	-

Total plan assets at fair value				$296.5	100.0%

(a)	This category primarily includes Yankee bonds and non-U.S. government bonds.
(b)	Investments in commingled funds consisted primarily of 98% common stock of large-cap U.S. companies and 2% U.S. agency obligations and government sponsored entities.

Valuation Methods

Equity securities are traded on a securities exchange and are valued at the closing quoted market price as of the balance sheet date.

Mutual funds are valued at the quoted net asset value (NAV) per share, which is computed as of the close of business on the balance sheet date. Mutual funds with a publicly quoted NAV per share are classified as Level 1; mutual funds with a NAV per share that is not made publicly available are classified as Level 2. Real Estate Investment Funds which have redemption restrictions are classified as Level 3.

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

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes the changes in the fair value of the Level 3 assets for the fiscal years ended 2012 and 2011:

(In millions)
Years Ended September 30,	2012	2011
Balance, beginning of year	$16.8	$9.2
Actual return on plan assets:
Assets still held at year end	1.9	2.2
Purchases, sales, and settlements	-	5.4
Balance, end of year	$18.7	$16.8

Benefit Contribution

During fiscal year 2012, Washington Gas contributed $76.9 million and paid $5.1 million to its qualified pension plan and non-funded DB SERP, respectively. During fiscal year 2013, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to make a payment totaling $3.0 million to its non-funded DB SERP. During fiscal year 2012, Washington Gas contributed $24.2 million to its health and life insurance benefit plans. Washington Gas expects to contribute $16.0 million to its health and life insurance benefit plans during fiscal year 2013.

Expected Benefit Payments

Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2013	$46.3	$ 18.6
2014	47.6	19.2
2015	48.9	20.2
2016	50.1	21.3
2017	51.7	22.1
2018—2022	277.0	117.9

MEDICARE SUBSIDY RECEIPTS

As a sponsor of a retiree health care benefit plan that is at least actuarially equivalent to Medicare (Medicare Part D), Washington Gas is eligible to receive a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. All amounts received related to this subsidy are contributed by Washington Gas to its retiree healthcare plan. Washington Gas expects to receive $0.4 million in receipts attributable to the Medicare subsidy in 2013, the last year for the subsidy under the PPACA.

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

Virginia Jurisdiction

On September 28, 1995, the SCC of VA issued a generic order that allowed Washington Gas to recover most costs determined under GAAP for post-retirement medical and life insurance benefits in rates over twenty years. The SCC of VA, however, set a forty-year recovery period of the transition obligation. As prescribed by GAAP, Washington Gas amortizes these costs over a twenty-year period. With the exception of the transition obligation, the SCC of VA has approved a level of rates sufficient to recover annual costs for all pension and other post-retirement medical and life insurance benefit costs determined under GAAP.

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

NOTE 11. STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION FOR KEY EMPLOYEES

We have stock-based awards outstanding in the form of stock options, performance shares and performance units. We have issued stock options and performance shares under our shareholder-approved 1999 Incentive Compensation Plan, as amended and restated (1999 Plan). The 1999 Plan allows WGL Holdings to issue up to 2,000,000 shares of common stock to persons, including officers and key employees, designated by the Human Resources Committee of the Board of Directors. Effective March 1, 2007, WGL Holdings adopted a shareholder-approved Omnibus Incentive Compensation Plan (Omnibus Plan). The Omnibus Plan was adopted to replace, on a prospective basis, the 1999 Plan. The Omnibus Plan provides similar benefits as provided under the 1999 Plan. Stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus in lieu of other awards, dividend equivalents, other stock-based awards and cash awards may be granted under the Omnibus Plan. The Omnibus Plan allows WGL Holdings to issue up to 1,700,000 shares of common stock, subject to adjustment as provided by the plan, to persons including officers and key employees, designated by the Human Resources Committee of the Board of Directors. Refer to Note 6—Common Stock—WGL Holdings for amounts remaining to be issued under these plans.

During the fiscal year ended September 30, 2012, we granted performance shares and performance units under the Omnibus Plan; however, we did not issue any stock options. As of September 30, 2012, there are prior years’ stock option grants outstanding for which the exercise price is equal to the market value of our common stock on the date of the grant.

For both performance shares and performance units, we impose performance goals based on certain market conditions, which if unattained, may result in no performance shares or units being earned for the applicable performance period. These performance awards generally vest over three years from the date of grant. The actual number of performance shares and units that may be earned varies based on the total shareholder return of WGL Holdings relative to a selected peer group of companies over the three year performance period. Performance shares earned will be paid in shares of common stock of WGL Holdings. Performance units earned pursuant to terms of the grant will be paid in cash and are valued at $1.00 per performance unit. Our stock options generally have a vesting period of three years and expire ten years from the date of the grant. Performance units, performance shares and stock option awards provide for accelerated vesting upon a change in control of WGL Holdings. Additionally, stock options provide for accelerated vesting upon retirement, death or disability of the recipient. We generally issue new shares of common stock to provide for redemption of performance shares and stock options; however, we may, from time to time, repurchase shares of our common stock on the open market in order to meet these requirements. Both performance shares and stock options are accounted for as equity awards, and performance units are accounted for as liability awards as they are settled in cash.

For the years ended September 30, 2012, 2011 and 2010, we recognized stock-based compensation expense of $3.6 million, $4.4 million and $6.8 million, net of related income tax benefits of $1.4 million, $1.8 million and $2.7 million, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

As of September 30, 2012, total unrecognized compensation expense related to stock-based awards granted was $5.9 million. Performance shares and performance units comprised $3.6 million and $2.3 million of total unrecognized compensation expense, respectively. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years for performance shares and performance units.

Performance Shares

The following table summarizes information regarding performance share activity during the fiscal year ended September 30, 2012.

Performance Share Activity
	Year Ended September 30, 2012
	Number of Shares (a)	Weighted Average Grant- Date Fair Value
Non-vested and outstanding, beginning of year	249,944	$ 36.33
Granted	110,261	$ 38.99
Vested	(69,234)	$ 32.71
Cancelled/forfeited	(18,799)	$ 37.99
Non-vested and outstanding, end of year	272,172	$ 38.20

(a)The number of common shares issued related to performance shares may range from zero to 200 percent of the number of shares shown in the table above based on our achievement of performance goals for total shareholder return relative to a selected peer group of companies.

The total intrinsic value of performance shares vested during the years ended September 30, 2012, 2011 and 2010 was $3.3 million, $4.6 million and $5.9 million, respectively. Performance shares non-vested and outstanding at September 30, 2012 had a weighted average remaining contractual term of one year.

We measure compensation expense related to performance shares based on the fair value of these awards at their date of grant. Compensation expense for performance shares is recognized for awards that ultimately vest and is not adjusted based on the actual achievement of performance goals. We estimated the fair value of performance shares on the date of grant using a Monte Carlo simulation model and the following assumptions:

Fair Value Assumptions
Years Ended September 30,	2012	2011	2010
Expected stock-price volatility	27.80%	29.00%	29.80%
Dividend yield	3.97%	4.00%	4.44%
Weighted average grant-date fair value	$38.99	$41.14	$34.13

Expected stock-price volatility is based on the daily historical volatility of our common shares for the past three fiscal years. The dividend yield represents our annualized dividend yield on the closing market price of our common stock at the date of the grant.

Performance Units

Our performance units are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. Consequently, fluctuations in earnings may result that do not occur under the accounting requirements for both our stock options and performance shares.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes information regarding performance unit activity during the fiscal year ended September 30, 2012.

Performance Unit Activity
Year Ended September 30, 2012
Number of Units
Non-vested and outstanding, beginning of year	8,665,358
Granted	4,307,893
Vested	(2,246,641)
Cancelled/forfeited	(692,197)
Non-vested and outstanding, end of year	10,034,413

The total fair value of performance units outstanding at September 30, 2012 for the units expected to vest was $2.7 million. As of September 30, 2012, 2011 and 2010, we recorded a liability of $2.1 million, $4.7 million and $7.2 million, respectively, related to our performance units. The current and non-current portion of this liability is recorded in “Current Liabilities—other” and “Deferred Credits—other”, respectively. During the fiscal years ended September 30, 2012 and 2011 we paid $2.8 million and $4.2 million in cash to settle performance unit awards, respectively. During the year ended September 30, 2010, we did not make any cash payments to settle performance unit awards.

We estimated the fair value of performance units using a Monte Carlo simulation model. The following table provides the year-end assumptions used to value our performance units:

Fair Value Assumptions
September 30,	2012
	10/1/2011 Grant	10/1/2010 Grant
Expected stock-price volatility	20.2%	18.8%

Expected stock-price volatility is based on the daily historical volatility of our common shares for a period equal to the remaining term of the performance units.

Stock Options

The following table summarizes information regarding stock option activity during the fiscal year ended September 30, 2012.

Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2011	52,627	$31.67	4.58	$389
Granted	-	-	-	-
Exercised	(26,255)	$32.01	-	-
Cancelled/forfeited	-	-	-	-
Outstanding at September 30, 2012	26,372	$31.34	4.01	$235
Exercisable at September 30, 2012	26,372	$31.34	4.01	$235

We received $0.8 million, $4.1 million and $20.2 million from the exercise of stock options during the years ended September 30, 2012, 2011 and 2010, respectively. The related tax benefits realized for the fiscal years ended September 30, 2012, 2011 and 2010 were $0.1 million, $0.4 million and $1.2 million, respectively.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

STOCK GRANTS TO DIRECTORS

Non-employee directors receive a portion of their annual retainer fee in the form of common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock may be awarded under the plan. Shares granted to directors were approximately 11,900, 14,800 and 12,600 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. For those years, the weighted average fair value of the stock on the grant dates was $44.30, $36.74, and $33.82, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred and (iii) have voting and dividend rights. For each of the years ended September 30, 2012 and 2011, WGL Holdings recognized stock-based compensation expense related to these stock grants of $0.5 million, net of related income tax benefits of $0.2 million. For the year ended September 30, 2010, WGL Holdings recognized stock-based compensation expense related to these stock grants of $0.4 million, net of related income tax benefits of $0.2 million.

NOTE 12. ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long time frame to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated MGPs. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:

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

At one of the former MGP sites, studies revealed the presence of coal tar under the site and an adjoining property. Washington Gas has taken steps to control the movement of contaminants into an adjacent river by installing a water treatment system that removes and treats contaminated groundwater at the site. Washington Gas received approval from governmental authorities for a comprehensive remediation plan for the majority of the site that permits commercial development of Washington Gas’ property. Two development phases have been completed, with Washington Gas retaining a ground lease on each phase. A ROD for that portion of the site not owned by Washington Gas was issued in August, 2006.

In December 2011, Washington Gas, several federal agencies and the District of Columbia Department of the Environment signed a consent decree which requires Washington Gas to implement the soil remediation plan prescribed in the 2006 ROD and to conduct a supplemental environmental investigation of potential impacts to the ground water and river sediment. The consent decree underwent an extended public review and comment period during the spring of 2012 and was entered by the U.S. District Court in September 2012. Washington Gas expects to implement the requirements of the consent decree over the next several years.

At a second former MGP site and on an adjacent parcel of land, Washington Gas implemented a “monitoring-only” remediation plan. This plan received approval under a state voluntary closure program, and the required monitoring was completed in 2007 in accordance with the plan.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

At the remaining eight sites, either the appropriate remediation is being undertaken, or Washington Gas believes no remediation is necessary. The impact of these matters is not expected to have a material effect on Washington Gas’ financial position, cash flows, capital expenditures, earnings or competitive position.

At September 30, 2012 and 2011, Washington Gas recorded a liability of $8.4 million and $9.0 million, respectively, on an undiscounted basis related to future environmental response costs, which included the estimated costs for the ten MGP sites. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred at the sites identified. At September 30, 2012 and 2011, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $17.3 million and $17.9 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes at each site and the extent of remediation that may be required.

Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over the period ending in 2025. Rate orders issued by the Public Service Commission of the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs, and allow Washington Gas to defer additional costs incurred between rate cases. Regulatory orders from the SCC of VA have generally allowed the recovery of prudent environmental remediation costs to the extent they were included in the underlying financial data supporting an application for rate change.

At September 30, 2012 and 2011, Washington Gas reported a regulatory asset of $4.4 million and $4.5 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.

We do not expect that the ultimate impact of these matters will have a material effect on our financial position, cash flows, capital expenditures, earnings or competitive position.

NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future rental payments under operating leases over the next five years and thereafter are as follows:

Minimum Payments Under Operating Leases
(In millions)
2013	$5.3
2014	5.5
2015	5.3
2016	4.3
2017	3.8
Thereafter	4.2
Total	$28.4

Rent expense totaled $5.2 million, $5.0 million and $4.4 million in fiscal years ended September 30, 2012, 2011 and 2010, respectively.

REGULATED UTILITY OPERATIONS

Natural Gas Contracts—Minimum Commitments

At September 30, 2012, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from fiscal years 2013 to 2029, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2013 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts during the next five fiscal years and thereafter.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts
2013	$191.3
2014	188.8
2015	183.2
2016	176.3
2017	168.5
Thereafter	1,076.6
Total	$1,984.7

Not included in the table above are short-term minimum commitments of $124.4 million to purchase natural gas in fiscal year 2013 at prices based on market conditions at the time the natural gas is purchased. These commitments relate to purchases of natural gas to serve utility customers. Additionally, excluded from the table above are purchases under our asset optimization program totaling 1,021.0 million therms from 2013-2022, which are partially offset by matching sales contracts of 240.3 million therms over that same period. Contracts under our asset optimization program are accounted for as derivatives (refer to Note 1—Accounting Policies for a description of our asset optimization program and Note 5—Derivative and Weather-Related Instruments for a discussion of our derivative instruments).

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

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return of 8.91% and a return on common equity of 10.9%. Washington Gas is also proposing to expand the existing program to replace or encapsulate certain vintage mechanical couplings, which was previously approved by the PSC

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

of DC, to include the accelerated replacement of certain pipe in its system. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included a request for approval of these expenditures in its proposal. Washington Gas also provided a proposed procedural schedule and proposed issues for consideration in the case. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. The PSC of DC also consolidated its investigation into Washington Gas’ depreciation practices into this proceeding. Intervenor testimony was filed in July 2012; rebuttal testimony was filed in August 2012, and evidentiary hearings were held in October 2012. Initial and reply briefs are due in November 2012. A commission decision is pending.

Maryland Jurisdiction

Order on and Reviews of Purchased Gas Charges. Each year, the PSC of MD reviews the annual gas costs collected from customers in Maryland to determine if Washington Gas’ purchased gas costs are reasonable.

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009 excepting an undetermined amount related to excess gas deliveries by CSPs which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff, and that Washington Gas should not have cashed-out the excess deliveries by CSPs but rather should have eliminated the imbalances through volumetric adjustments in the future. The PSC of MD designated that the hearing examiner in a separate proceeding determine whether civil penalties should be levied against Washington Gas. In accordance with generally accepted accounting principles, Washington Gas recorded a $5.3 million estimated regulatory liability associated with this decision during the fourth quarter of fiscal year 2011. On October 11, 2011, Washington Gas filed an application for rehearing of the order with respect to the decision that a violation of the tariff occurred and that civil penalties might be levied. Washington Gas requested that the PSC of MD find that Washington Gas is authorized to cash-out CSP account imbalances under its tariff and therefore is not subject to civil penalties. On January 3, 2012, the PSC of MD issued an order denying Washington Gas’ request for rehearing. On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the Maryland Office of People’s Counsel filed a stipulation which, if accepted by the hearing examiner, would resolve all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, Washington Gas has recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.3 million relates to its affiliate, WGEServices.

Investigation of Asset Management and Gas Purchase Practices. In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of gas purchases.

In November 2009, the Chief Hearing Examiner of the PSC of MD issued a POHE which approved Washington Gas’ proposal to change the formula for sharing asset optimization margins between Washington Gas and customers and its current methodology for pricing storage injections.

Subsequently, both the MD Staff and the OPC filed notices of appeal of the POHE followed by a memorandum on appeal in support of their positions. In January 2010, Washington Gas filed a reply memorandum in response to the Staff of the PSC of MD and the MD OPC’s memoranda on appeal.

On August 16, 2012, the PSC of MD issued an order affirming the POHE. The order:

(i)	approved Washington Gas’ change to a self-asset management program;

(ii)	approved the incentive sharing mechanism proposed by Washington Gas. Washington Gas’ proposed margin sharing mechanism eliminates the distinction between company-funded and customer-funded assets and revises the sharing arrangement with 100% of the first $2.6 million of asset optimization margins being credited to customers, the next $3.3 million of margins being shared 75% to customers and 25% to Washington Gas, and all margins in excess of $5.9 million being shared equally between customers and Washington Gas;

(iii)	left open the question of Washington Gas’ use of the ratable fill method to price storage injections for review as part of Washington Gas’ annual gas cost review proceeding if raised by any party and

(iv)	directed Washington Gas to consult with other parties to develop greater transparency and separate accounting of asset optimization transactions and provided a proposal or report back within sixty days after the final order is enacted.

On November 15, 2012, Washington Gas filed a proposed stipulation among Washington Gas, and the Office of the People’s Counsel with the PSC of MD which resolves the open items (iii) and (iv) above. The stipulation is pending approval by the PSC of MD. Based on the terms of the stipulation, Washington Gas has recorded the favorable effect of change in sharing for the current fiscal year, increasing Washington Gas’ share of realized margins by $2.9 million.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Maryland Base Rate Case. On April 15, 2011, Washington Gas filed a request for a base rate increase of $30.0 million with the PSC of MD requesting authority to increase its rates and charges and to revise the terms and conditions applicable to gas service in Maryland.

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

On November 14, 2011, the PSC of MD issued an order authorizing: (i) an annual revenue increase of $8.4 million compared to Washington Gas’ revised request of $27.8 million; (ii) a rate of return on common equity of 9.60% and an overall rate of return of 8.09% and (iii) an end of test period equity ratio of 57.88%. The order also authorized Washington Gas to implement the initial 5-year phase of the accelerated pipe replacement plan but denied the proposed cost recovery mechanism and disallowed the amortization of costs to achieve under Washington Gas’ BPO agreement.

On December 14, 2011, Washington Gas filed a petition for rehearing and clarification of the PSC of MD’s November 14, 2011 order to (i) correct the methodology used to calculate the adjustment related to interest synchronization, which would increase the revenue requirement determined by the PSC of MD in its order by $0.7 million; (ii) correct the omission of an adjustment related to “Other Tax Adjustments,” which would increase the revenue requirement by an additional $2.4 million and (iii) reverse the decision to disallow $1.0 million of Washington Gas’ test period costs to achieve Washington Gas’ BPO agreement. Washington Gas also requested clarification related to implementation of the accelerated pipe replacement plan and applicable annual reporting requirements.

On March 29, 2012, the PSC of MD issued an order in response to the petition for rehearing and clarification filed by Washington Gas. The PSC of MD: (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture LLC in 2007 and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a MD Staff witness as guidance for reporting Washington Gas’ progress. As a result of this order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

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

On November 30, 2011, Washington Gas filed a stipulation to reflect settlement terms to which Washington Gas, the Staff, and other stipulating parties to the settlement agreed. The AOBA did not support this stipulation. In the stipulation, the settling parties agreed to a $20.0 million rate increase, a 9.75% return on equity, an 8.261% overall rate of return, and a provision for sharing margins from asset optimization activities between Washington Gas and customers which includes a $3.2 million annual guarantee. On July 2, 2012, the SCC of VA issued an order approving all terms and conditions of the stipulation, including the $20.0 million rate increase, except for one modification. The SCC of VA directed that approximately $0.2 million of the revenue increase be reallocated from commercial non-heating non-cooling rate classes to the residential and non-firm rate classes. Stipulating parties had up to July 17, 2012, to file a notice of acceptance of the SCC of VA’s modification to the stipulation. On July 24, 2012, the SCC of VA finalized its July 2, 2012 order. As a result of the SCC of VA decision received on July 24, 2012, a $2.3 million retroactive adjustment was recorded in the fourth quarter of 2012 related to the approval of new depreciation rates. Customer refunds were made in September and October 2012.

Affiliate Transactions.  On June 16, 2011, Washington Gas submitted an application to the SCC of VA requesting approval of three affiliate transactions with CEV: (i) the transfer to CEV of the remainder of the term of two agreements for natural gas storage service at the Washington Storage Service (“WSS”) and Eminence Storage Service (“ESS”) storage fields; (ii) the sale to CEV of any storage gas balances associated with the WSS and ESS agreements and (iii) the assignment to CEV of Washington Gas’ rights to buy base gas in the WSS storage field. Washington Gas proposed to make these affiliate transactions by September 30, 2011, coincident with the expiration of its PBR plan approved by the SCC of VA in a separate proceeding. On September 14, 2011, the SCC of VA issued an order denying Washington Gas’ application to transfer Washington Gas’ contracts for certain storage capacity resources to its affiliate, CEV. On October 4, 2011, Washington Gas filed a petition for reconsideration on this proceeding. On October 5, 2011, the SCC of VA granted Washington Gas’ request that the matter be reconsidered.

On December 6, 2011, the VA Staff submitted a supplement to action brief seeking to provide evidence to the commission that ratepayers have been funding the WSS and ESS assets during the PBR period based on the netting of costs associated with those assets when calculating net revenues. Washington Gas submitted comments rejecting the Staff’s position and showing that the ratepayers had not funded these assets. These comments were appended to the VA Staff’s brief on December 9, 2011. On November 15, 2012, the SCC of VA denied Washington Gas’ petition for reconsideration without prejudice because Washington Gas sought final action by the SCC of VA that was not sought as part of Washington Gas’ application in this proceeding.

On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised services agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. The application is pending review by the SCC of VA.

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

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table summarizes the contractual obligations and minimum commitments of WGEServices for both natural gas and electricity for the next five years and thereafter:

Contract Minimums
WGEServices				CEV
(In millions)	Gas Purchase Commitments(a)	Pipeline Contracts	Electric Purchase Commitments(b)	Pipeline Contracts	Total
2013	$161.9	$2.9	$374.2	$20.3	$559.3
2014	68.9	1.0	170.4	12.8	253.1
2015	27.8	0.6	56.1	9.7	94.2
2016	7.7	0.6	1.7	9.7	19.7
2017	2.0	0.6	-	9.6	12.2
Thereafter	-	2.7	-	75.4	78.1
Total	$268.3	$8.4	$602.4	$137.5	$1,016.6

(a) Represents fixed price commitments with city gate equivalent deliveries.

(b) Includes $3.7 million of commitments related to renewable energy credits.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of September 30, 2012 and 2011, work on these construction projects that was not completed or accepted by customers was valued at $6.2 million and $4.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at September 30, 2012 or September 30, 2011.

Financial Guarantees

WGL Holdings has guaranteed payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments on behalf of CEV. At September 30, 2012, these guarantees totaled $476.6 million and $136.1 million for WGEServices and CEV, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $3.0 million at September 30, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the total guarantees of $615.7 million, $31.2 million expired in October 2012 and $3.8 million expired in November 2012. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

NOTE 14. FAIR VALUE MEASUREMENTS

RECURRING BASIS

We measure the fair value of our financial assets and liabilities using a combination of the income and market approach in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of (i) derivatives recorded on our balance sheet under ASC Topic 815, (ii) weather-related instruments and (iii) short-term investments, commercial paper and long-term debt outstanding required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.

We enter into derivative contracts in the over-the-counter (OTC) wholesale and retail markets. These markets are the principal markets for the respective wholesale and retail contracts. Our relevant market participants are our existing counterparties and others who have participated in energy transactions at our delivery points. These participants have access to the same market data as WGL Holdings. We value our derivative contracts based on an “in-exchange” premise, and valuations are generally based on pricing service data or indicative broker quotes depending on the market location. We measure the net credit exposure at the counterparty level where the right to set-off exists. The net exposure is determined using the mark-to-market exposure adjusted for collateral, letters of credit and parent guarantees. We use published default rates from Standard & Poor’s Ratings Services and Moody’s Investors Service as inputs for determining credit adjustments.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets and liabilities primarily include exchange traded derivatives and securities. At September 30, 2012, we do not have any financial assets or liabilities in this category.

Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2012, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial contracts and options and physical forward contracts for deliveries at active market locations.

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

At September 30, 2012, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants. Additionally, Washington Gas’ weather-related instruments are valued using unobservable data, so these are classified as Level 3 assets and liabilities.

The following tables set forth financial instruments recorded at fair value as of September 30, 2012 and September 30, 2011, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total

At September 30, 2012

Assets
Natural gas related derivatives	$-	$85.9	$80.7	$166.6
Electricity related derivatives	-	0.3	23.4	23.7
Warrants	-	-	0.9	0.9
Weather related instruments	-	-	1.5	1.5

Total Assets	$-	$86.2	$106.5	$192.7

Liabilities
Natural gas related derivatives	$-	$(62.5)	(41.1)	$(103.6)
Electricity related derivatives	-	(13.3)	(20.6)	(33.9)
Weather related instruments	-	-	(2.0)	(2.0)

Total Liabilities	$-	$(75.8)	$(63.7)	$(139.5)

At September 30, 2011

Assets
Natural gas related derivatives	$-	$38.0	$29.3	$67.3
Electricity related derivatives	-	0.2	19.6	19.8
Weather related instruments	-	-	1.3	1.3

Total Assets	$-	$38.2	$50.2	$88.4

Liabilities
Natural gas related derivatives	$-	$(40.2)	$(33.2)	$(73.4)
Electricity related derivatives	-	(3.8)	(26.4)	(30.2)
Weather related instruments	-	-	(2.7)	(2.7)

Total Liabilities	$-	$(44.0)	$(62.3)	$(106.3)

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy

(In millions)		Level 1	Level 2	Level 3	Total

At September 30, 2012

Assets
Natural gas related derivatives	$	- $	41.4 $	75.3 $	116.7
Weather related instruments		-	-	1.5	1.5

Total Assets	$	- $	41.4 $	76.8 $	118.2

Liabilities
Natural gas related derivatives	$	- $	(29.7)$	(39.7)$	(69.4)
Weather related instruments		-	-	(2.0)	(2.0)

Total Liabilities	$	- $	(29.7)$	(41.7)$	(71.4)

At September 30, 2011

Assets
Natural gas related derivatives	$	- $	28.7 $	26.7 $	55.4
Weather related instruments		-	-	1.3	1.3

Total Assets	$	- $	28.7 $	28.0 $	56.7

Liabilities
Natural gas related derivatives	$	- $	(27.0)$	(31.6)	(58.6)
Weather related instruments		-	-	(2.7)	(2.7)

Total Liabilities	$	- $	(27.0)$	(34.3)$	(61.3)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of September 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2012	Valuation Techniques	Unobservable Inputs	Range
WGL Holdings
		Discounted Cash Flow	Natural Gas Basis Price (per decatherm)	($0.25)-	$1.183
Natural gas related derivatives	$39.6	Option Model	Natural Gas Basis Price (per decatherm)	$0.05	$1.175
			Annualized Volatility of Spot Market Natural Gas	37.8% -	236.03%
Electricity related derivatives	$2.8	Discounted Cash Flow	Electricity Congestion Price (per mega watt hour)	($2.204) -	$64.700
Washington Gas
		Discounted Cash Flow	Natural Gas Basis Price (per decatherm)	($0.25) -	$1.183
Natural gas related derivatives	$35.6	Option Model	Natural Gas Basis Price (per decatherm)	$0.09	$0.861
			Annualized Volatility of Spot Market Natural Gas	37.8% -	236.03%

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2012

Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$-	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	22.1	(47.7)	7.9	0.9	(16.8)
Recorded to regulatory assets - gas costs	25.7	-	-	-	25.7
Transfers out of Level 3	(1.6)	-	(6.3)	-	(7.9)
Sales	-	-	(2.1)	-	(2.1)
Purchases	-	4.1	1.4	-	5.5
Settlements	(2.7)	53.2	-	-	50.5

Balance at September 30, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8

Washington Gas Light Company Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total

Fiscal Year Ended September 30, 2012

Balance at October 1, 2011	$(4.9)	$-	$(1.4)	$-	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	14.3	-	7.9	-	22.2
Recorded to regulatory assets - gas costs	25.7	-	-	-	25.7
Transfers out of Level 3	(0.3)	-	(6.3)	-	(6.6)
Sales	-	-	(2.1)	-	(2.1)
Purchases	-	-	1.4	-	1.4
Settlements	0.8	-	-	-	0.8

Balance at September 30, 2012	$35.6	$-	$(0.5)	$-	$35.1

Year Ended September 30, 2011	WGL Holdings	Washington Gas

Balance at October 1, 2010	$(9.6)	$15.2
Realized and unrealized gains (losses)
Recorded to income	(7.2)	(7.8)
Recorded to regulatory assets - gas costs	(12.4)	(12.4)
Transfers in and/or out of Level 3	1.2	(1.5)
Purchases and settlements, net	15.9	0.2

Balance at September 30, 2011	$(12.1)	$(6.3)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings and Washington Gas net derivative assets transferred out of Level 3 during the fiscal year ended September 30, 2012, reflected an increase in observable market inputs used to value those instruments.

The table below sets forth the line items on the Statements of Income to which amounts are recorded for the fiscal years ended September 30, 2012, 2011 and 2010, related to fair value measurements using significant level 3 inputs.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues—non-utility	$3.0	$(14.2)	$-	$-	$(11.2)
Utility cost of gas	14.3	-	-	-	14.3
Other income-net	-	-	-	0.9	0.9
Non-utility cost of energy-related sales	4.8	(33.5)	-	-	(28.7)
Operation and maintenance expense	-	-	7.9	-	7.9
Total	$22.1	$(47.7)	$7.9	$0.9	$(16.8)

WGL Holdings, Inc. Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)
Fiscal Years Ended	2011	2010
Operating revenues—non-utility	$(15.2)	$2.2
Utility cost of gas	(4.4)	10.6
Non-utility cost of energy-related sales	15.8	(25.2)
Operation and maintenance expense	(3.4)	0.8
Total	$(7.2)	$(11.6)

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$14.3	$-	$-	$-	$14.3
Operation and maintenance expense	-	-	7.9	-	7.9
Total	$14.3	$-	$7.9	$-	$22.2

Washington Gas Light Company Realized and Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)
Fiscal Years Ended	2011	2010
Utility cost of gas	$(4.4)	$10.6
Operation and maintenance expense	(3.4)	0.8
Total	$(7.8)	$11.4

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Unrealized gains (losses) for the fiscal years ended September 30, 2012, September 30, 2011 and September 30, 2010 attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, respectively:

WGL Holdings

Unrealized Gains (Losses) Recorded for Level 3 Measurements

Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues—non-utility	$4.3	$4.8	$-	$-	$9.1
Utility cost of gas	13.8	-	-	-	13.8
Non-utility cost of energy-related sales	0.8	14.0	-	-	14.8
Other income-net	-	-	-	0.9	0.9
Operation and maintenance expense	-	-	0.2	-	0.2
Recorded to regulatory assets—gas costs	23.2	-	-	-	23.2
Total	$42.1	$18.8	$0.2	$0.9	$62.0

WGL Holdings, Inc. Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	2011	2010
Recorded to income
Operating revenues—non-utility	$4.0	$15.0
Utility cost of gas	(3.9)	10.7
Non-utility cost of energy-related sales	2.9	(26.9)
Other income (expense)
Operation and maintenance expense	(0.7)	-
Recorded to regulatory assets—gas costs	(11.4)	9.5
Total	$(9.1)	$8.3

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
Fiscal Year Ended September 30, 2012

(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$13.8	$-	$-	$-	$13.8
Operation and maintenance expense	-	-	0.2	-	0.2
Recorded to regulatory assets—gas costs	23.2	-	-	-	23.2
Total	$37.0	$-	$0.2	$-	$37.2

Washington Gas Light Company Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions) Fiscal Years Ended	2011	2010

Recorded to income—Utility cost of gas	$(3.9)	$10.7
Operation and maintenance expense	(0.7)	-
Recorded to regulatory assets—gas costs	(11.4)	9.5
Total	$(16.0)	$20.2

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following table presents the carrying amounts and estimated fair values of our financial instruments at September 30, 2012 and 2011.

WGL Holdings

Fair Value of Financial Instruments

At September 30,	2012		2011

(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$7.2	$7.2	$20.6	$20.6
Other short-term investments (a)	$0.8	$0.8	$0.5	$0.5
Commercial paper (b)	$247.7	$247.7	$39.4	$39.4
Long-term debt(c)	$589.2	$758.9	$587.2	$720.9

Washington Gas Light Company

Fair Value of Financial Instruments

At September 30,	2012		2011

(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds (a)	$4.1	$4.1	$18.5	$18.5
Other short-term investments (a)	$0.8	$0.8	$0.5	$0.5
Commercial paper (b)	$98.8	$98.8	$-	$-
Long-term debt(c)	$589.2	$758.9	$587.2	$720.9

(a)Balance located in cash and cash equivalents in the accompanying balance sheets.

(b)Balance is located in notes payable in the accompanying balance sheets.

(c)Excludes current maturities and unamortized discounts.

Our money market funds are level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on level 2 inputs. The maturity of our commercial paper outstanding at both September 30, 2011 and 2012 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

NONRECURRING BASIS

During the fiscal year ended September 30, 2012, Washington Gas impaired its previous operations facility by reducing the carrying amount of $29.9 million down to its fair value of $24.9 million, resulting in an impairment charge of $5.0 million (refer to Note 1 — Accounting Policies for a discussion of this impairment). The fair value of this facility is a level 3 measurement. The valuation of the facility was valued using the discounted cash value model which incorporates the anticipated sale proceeds as indicated through a comparable analysis, incorporating expected market trends, prepared by an independent consultant and the estimated costs to the carry the asset until a sale is completed.

NOTE 15. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and wholesale energy solutions. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer.

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

—

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

—

Retail Energy-Marketing – The retail energy-marketing segment consists of WGEServices, which sells natural gas and electricity directly to retail customers and in competition with regulated utilities and unregulated gas and electricity marketers.

—

Commercial Energy Systems – The commercial energy systems segment consists of WGESystems and provides design-build energy efficient and sustainable solutions including commercial solar, energy efficiency and combined heat and power projects to government and commercial clients.

—	Wholesale Energy Solutions – The wholesale energy solutions segment consists of CEV, which engages in acquiring, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations in the Operating Segment Financial Information presented below. These activities include the operations of WGSW, a holding company formed to invest in alternative energy assets, and administrative costs associated with WGL Holdings and Washington Gas Resources. WGSW holds a limited partnership interest in ASD Solar, LP which it accounts for under the equity method of accounting in addition to investments in solar assets through sale leaseback arrangements.

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

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

The following tables present operating segment information for the fiscal years ended September 30, 2012, 2011 and 2010.

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2012
Operating Revenues (a)	$1,137,666	$1,267,070	$60,325	$(11,221)	$-	$(28,530)	$2,425,310
Operating Expenses:
Cost of Energy-Related Sales	421,539	1,139,162	51,149	-	-	(26,802)	1,585,048
Operation	226,852	52,161	4,165	2,860	4,909	(1,093)	289,854
Maintenance	52,494	-	-	-	-	-	52,494
Depreciation and Amortization	94,998	735	1,256	116	5	(634)	96,476
General Taxes and Other Assessments:
Revenue Taxes	74,244	5,776	8	-	-	-	80,028
Other	50,821	4,071	240	240	56	(1)	55,427
Total Operating Expenses	$920,948	$1,201,905	$56,818	$3,216	$4,970	$(28,530)	$2,159,327
Operating Income (Loss)	216,718	65,165	3,507	(14,437)	(4,970)	-	265,983
Other Income (Expense)—Net	2,574	43	(10)	-	2,363	(38)	4,932
Interest Expense	36,098	1	1	-	366	(38)	36,428
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	72,178	25,876	1,133	(5,347)	(491)	-	93,349
Net Income (Loss) Applicable to Common Stock	$109,696	$39,331	$2,363	$(9,090)	$(2,482)	$-	$139,818
Total Assets	$3,516,046	$361,801	$112,054	$169,455	$247,391	$(295,800)	$4,110,947
Capital Expenditures	$208,225	$984	$41,817	$101	$1	$-	$251,128
Equity Method Investments	$-	$-	$-	$-	$23,346	$-	$23,346

(a)Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Wholesale Energy Solutions’ cost of energy related sales is netted with its gross revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2011
Operating Revenues(a)	$1,288,539	$1,443,156	$39,190	$4,574	$-	$(23,958)	$2,751,501
Operating Expenses:
Cost of Energy-Related Sales	619,637	1,300,887	33,885	-	-	(23,958)	1,930,451
Operation	229,206	52,025	4,391	1,015	4,600	-	291,237
Maintenance	48,292	-	-	-	-	-	48,292
Depreciation and Amortization	90,289	650	351	35	-	-	91,325
General Taxes and Other Assessments:
Revenue Taxes	83,729	5,551	-	-	-	-	89,280
Other	52,635	4,208	239	28	31	-	57,141
Total Operating Expenses	$1,123,788	$1,363,321	$38,866	$1,078	$4,631	$(23,958)	$2,507,726
Operating Income (Loss)	164,751	79,835	324	3,496	(4,631)	-	243,775
Other Income—Net	2,577	28	18	-	(246)	(86)	2,291
Interest Expense	40,462	53	-	-	117	(86)	40,546
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	56,374	30,840	31	1,313	(1,408)	-	87,150
Net Income (Loss) Applicable to Common Stock	$69,172	$48,970	$311	$2,183	$(3,586)	$-	$117,050
Total Assets	$3,392,003	$333,414	$49,448	$87,400	$94,372	$(147,603)	$3,809,034
Capital Expenditures	$180,668	$1,107	$19,244	$520	$7,556	$-	$209,095
Equity Method Investments	$-	$-	$-	$-	$7,551	$-	$7,551

(a)Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Wholesale Energy Solutions’ cost of energy related sales is netted with its gross revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

Notes to Consolidated Financial Statements

Operating Segment Financial Information
		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy- Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Year Ended September 30, 2010
Operating Revenues	$1,321,446	$1,390,403	$19,516	$1,095	$75	$(23,659)	$2,708,876
Operating Expenses:
Cost of Energy-Related Sales	641,967	1,324,003	16,771	-	-	(23,659)	1,959,082
Operation	214,182	41,330	3,606	215	3,370	-	262,703
Maintenance	46,386	-	-	-	-	-	46,386
Depreciation and Amortization	93,149	641	221	-	-	-	94,011
General Taxes and Other Assessments:
Revenue Taxes	64,448	3,207	-	-	-	-	67,655
Other	51,285	3,652	177	6	22	-	55,142
Total Operating Expenses	$1,111,417	$1,372,833	$20,775	$221	$3,392	$(23,659)	$2,484,979
Operating Income (Loss)	210,029	17,570	(1,259)	874	(3,317)	-	223,897
Other Income—Net	527	81	40	-	499	(216)	931
Interest Expense	39,924	210	2	-	147	(216)	40,067
Dividends on Washington Gas Preferred Stock	1,320	-	-	-	-	-	1,320
Income Tax Expense (Benefit)	67,614	6,251	(521)	314	(102)	-	73,556
Net Income (Loss) Applicable to Common Stock	$101,698	$11,190	$(700)	$560	$(2,863)	$-	$109,885
Total Assets	$3,277,651	$353,155	$22,916	$10,688	$94,377	$(114,893)	$3,643,894
Capital Expenditures	$127,099	$377	$2,630	$-	$-	$-	$130,106

(a)Operating revenues are reported gross of revenue taxes. Revenue taxes of both the regulated utility and the retail energy-marketing segments include gross receipt taxes. Revenue taxes of the regulated utility segment also include PSC fees, franchise fees and energy taxes. Operating revenue amounts in the “Eliminations” column represent total intersegment revenues associated with sales from the regulated utility segment to the retail energy-marketing segment. Wholesale Energy Solutions’ cost of energy related sales is netted with its gross revenues.

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

At September 30, 2012 and 2011, Washington Gas recorded receivables from associated companies of $5.5 million and $21.2 million, respectively. At September 30, 2012 and 2011, Washington Gas recorded payables to associated companies of $28.5 million and $11.8 million, respectively.

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices a net of $26.8 million, $24.0 million, and $23.7 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts receivable from Washington Gas in the amount of $2.8 million and $2.1 million at September 30, 2012 and 2011, respectively, related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies for further discussion of these imbalance transactions.

On June 29, 2011, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. For the year ended September 30, 2012 and 2011, Washington Gas purchased $95.7 million and $9.6 million, respectively, of receivables from WGEServices under this program.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WGL Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, common shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WGL Holdings, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 21, 2012

WGL Holdings, Inc.

Washington Gas Light Company

Part II

Item 8. Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Washington Gas Light Company

We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company (the “Company”) as of September 30, 2012 and 2011, and the related statements of income, common shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15 under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Washington Gas Light Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

November 21, 2012

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

Quarter Ended

(In thousands, except per share data)	December 31	March 31	June 30	September 30

Fiscal Year 2012
WGL Holdings, Inc.
Operating revenues	$727,757	$839,444	$438,326	$419,783
Operating income	$93,925	$138,411	$20,533	$13,114
Net income applicable to common stock	$50,438	$74,179	$7,457	$7,744
Earnings per average share of common stock:
Basic(a)	$0.98	$1.44	$0.14	$0.15
Diluted(a)	$0.98	$1.44	$0.14	$0.15

Washington Gas Light Company
Operating revenues	$370,893	$471,057	$164,667	$131,049
Operating income (loss)	$84,219	$135,657	$(2,691)	$(1,917)
Net income (loss) applicable to common stock	$44,176	$72,142	$(6,061)	$(1,531)

Fiscal Year 2011
WGL Holdings, Inc.
Operating revenues	$795,874	$1,017,221	$490,281	$448,125
Operating income (loss)	$117,777	$143,945	$15,241	$(33,188)
Net income (loss) applicable to common stock	$65,232	$79,428	$2,952	$(30,562)
Earnings (loss) per average share of common stock:
Basic(a)	$1.28	$1.55	$0.06	$(0.60)
Diluted(a)	$1.28	$1.55	$0.06	$(0.60)

Washington Gas Light Company
Operating revenues	$418,376	$569,724	$181,497	$118,942
Operating income (loss)	$76,206	$128,347	$2,944	$(44,253)
Net income (loss) applicable to common stock	$40,447	$70,673	$(4,167)	$(38,683)

(a)The sum of quarterly per share amounts may not equal annual per share amounts as quarterly calculations are based on varying numbers of common shares.

During the third quarter of fiscal year 2012, Washington Gas recorded an impairment charge of $5.0 million related to the Springfield Operations Center. Refer to Note 1—Accounting Policies of the notes to the Consolidated Financial Statements for further discussion of the impairment. During the fourth quarter of fiscal year 2012, Washington Gas recorded an adjustment of $2.8 million to reverse a regulatory asset that was established for future tax benefits related to Medicare Part D and one-time adjustments of $2.3 million and $0.5 million as a result of charges associated with regulatory proceedings. During the fourth quarter of fiscal year 2011, Washington Gas recorded one-time adjustments of $5.5 million, $5.3 million, and $4.7 million as a result of charges associated with regulatory proceedings. Refer to Note 13--Commitments and Contingencies of the notes to the Consolidated Financial Statements for further discussion of these adjustments.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES—WGL Holdings

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer of WGL Holdings, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that WGL Holdings’ disclosure controls and procedures were effective as of September 30, 2012.

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

Management has assessed the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2012 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that WGL Holdings maintained effective internal control over financial reporting as of September 30, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm of WGL Holdings, has audited the effectiveness of WGL Holdings’ internal control over financial reporting as of September 30, 2012. Deloitte & Touche LLP’s report on the audit of WGL Holdings’ internal control over financial reporting is included in Item 9A of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9A. CONTROLS AND PROCEDURES—Washington Gas

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Senior management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2012.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Washington Gas is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Washington Gas’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of September 30, 2012 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of September 30, 2012.

This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WGL Holdings, Inc.

We have audited the internal control over financial reporting of WGL Holdings. Inc. and subsidiaries (the “Company”) as of September 30, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2012 of the Company and our report dated November 21, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
November 21, 2012

WGL Holdings, Inc.

Washington Gas Light Company

Part II

ITEM 9B. OTHER INFORMATION

None.

WGL Holdings, Inc.

Washington Gas Light Company

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Information concerning WGL Holdings’ and Washington Gas’ Board of Directors and the audit committee financial expert contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 7, 2013 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers is reflected in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation contained in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 7, 2013 Annual Meeting of Shareholders is hereby incorporated by reference. Information related to Executive Officers as of September 30, 2012 is reflected in Part I hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned Security Ownership of Management and Certain Beneficial Owners and the information captioned Equity Compensation Plan Information in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 7, 2013 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned Related Person Transactions During Fiscal Year 2012 in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 7, 2013 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned Fiscal Years 2012 and 2011 Audit Firm Fee Summary in WGL Holdings’ definitive Proxy Statement and Washington Gas’ definitive Information Statement for the March 7, 2013 Annual Meeting of Shareholders is hereby incorporated by reference.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2012, 2011 and 2010—WGL Holdings, Inc.

Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2012, 2011 and 2010—Washington Gas Light Company.

(a)(3)	Exhibits

Exhibits Filed Herewith:

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

101.DEF	XBRL Definition Linkbase Document.

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

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 5, 2009, filed as Exhibit 3(ii) to Form 8-K on March 6, 2009.

Bylaws of Washington Gas Light Company as amended on December 16, 2011, filed as Exhibit 3(ii) to Form 8-K on December 21, 2011.

Code of Conduct of WGL Holdings, Inc. as amended on September 26, 2012, filed as Exhibit 14.1 to Form 8-K on October 2, 2012.

Code of Conduct of Washington Gas Light Company as amended on September 26, 2012, filed as Exhibit 14.1 to Form 8-K on October 2, 2012.

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

Gas transportation and storage contracts

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.1 to Form 10-K for the year ended September 30, 2010.

Amended Service Agreement, effective October 31, 2008, with Columbia Gas Transmission Company related to Firm Transportation Service, filed as Exhibit 10.1 to Form 10-K for the year ended September 30, 2010.

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

Form of Distribution Agreement, dated June 6, 2012, entered into by and among Washington Gas Light Company and BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Mitsubishi UFJ Securities (USA), Inc., PNC Capital Markets LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, The Williams Capital Group, L.P. and US Bancorp Investments, Inc. regarding the issuance and sale by Washington Gas Light Company of up to $450,000,000 of Medium-Term Notes, Series J. Filed as Exhibit 9.01 to Form 8-K dated June 13, 2012.

Credit Agreement dated as of April 3, 2012 among WGL Holdings, Inc., the Lenders Parties Hereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012.

Credit Agreement dated as of April 3, 2012 among Washington Gas Light Company, the Lenders Parties Hereto, Wells Fargo Bank, National Association, as administrative agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agent; Branch Banking and Trust Company and TD Bank, N.A., as documentation agents; and Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BB&T Capital Markets and TD Bank, N.A. as joint lead arrangers and joint book runners, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012.

* This asterisk designates an agreement that is a compensatory plan or arrangement.

WGL Holdings, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts and Reserves
Years Ended September 30, 2012, 2011 and 2010
	Balance at	Additions Charged To			Balance
	Beginning	Costs and	Other		at End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2012
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$17,969	$13,542	$4,774	$16,493	$19,792
2011
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,306	$18,455	$3,761	$24,553	$17,969
2010
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,969	$17,748	$4,678	$23,089	$20,306
Notes:
(a) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc., not refundable.
(b) Includes deductions for purposes for which reserves were provided or revisions made of estimated exposure.

Washington Gas Light Company Schedule II—Valuation and Qualifying Accounts and Reserves Years Ended September 30, 2012, 2011 and 2010
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(a)	Deductions(b)	Period
2012
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$15,863	$8,494	$4,300	$11,528	$17,129
2011
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$16,704	$13,800	$3,761	$18,402	$15,863
2010
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$18,617	$13,528	$4,016	$19,457	$16,704
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

Date: November 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Terry D. McCallister	Chairman of the Board and Chief Executive Officer	November 21, 2012
(Terry D. McCallister)

	/s/ Adrian P. Chapman	President and Chief Operating Officer	November 21, 2012
(Adrian P. Chapman)

	/s/ Vincent L. Ammann, Jr.	Vice President and Chief Financial Officer	November 21, 2012
	(Vincent L. Ammann, Jr.)	(Principal Financial Officer)

	/s/ William R. Ford	Controller	November 21, 2012
	(William R. Ford)	(Principal Accounting Officer)

	*	Director	November 21, 2012
(Michael D. Barnes)

	*	Director	November 21, 2012
(George P. Clancy, Jr.)

	*	Director	November 21, 2012
(James W. Dyke, Jr.)

	*	Director	November 21, 2012
(Melvyn J. Estrin)

	*	Director	November 21, 2012
(Nancy C. Floyd)

	*	Director	November 21, 2012
(James F. Lafond)

	*	Director	November 21, 2012
(Debra L. Lee)

*By:	/s/ Vincent L. Ammann, Jr.		November 21, 2012
(Vincent L. Ammann, Jr.)
Attorney-in-Fact

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY 2012 Form 10-K

Exhibit Index

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges—WGL Holdings, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—WGL Holdings, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges—Washington Gas Light Company.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends—Washington Gas Light Company.

21	Subsidiaries of WGL Holdings, Inc.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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