Form 10-Q
period 2012-12-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2013-02-07
CIK 104819, 1103601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

WGL Holdings, Inc. common stock, no par value, outstanding as of January 31, 2013: 51,668,012 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of January 31, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended December 31, 2012

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

Part I — Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and comprehensive income and statements of cash flows) for WGL Holdings and Washington Gas. The Notes to Consolidated Financial Statements are also included and are presented on a combined basis for both WGL Holdings and Washington Gas. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) included under Item 2 is divided into two major sections for WGL Holdings and Washington Gas.

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

(iii)

WGL Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	December 31, 2012	September 30, 2012
ASSETS
Property, Plant and Equipment
At original cost	$3,854,531	$3,807,036
Accumulated depreciation and amortization	(1,153,438)	(1,139,623)
Net property, plant and equipment	2,701,093	2,667,413
Current Assets
Cash and cash equivalents	4,584	10,263
Receivables
Accounts receivable	339,829	238,945
Gas costs and other regulatory assets	20,991	40,835
Unbilled revenues	203,187	109,919
Allowance for doubtful accounts	(20,086)	(19,792)
Net receivables	543,921	369,907
Materials and supplies—principally at average cost	23,693	23,843
Storage gas	280,362	283,008
Deferred income taxes	9,301	12,404
Other prepayments	100,925	80,240
Derivatives	34,024	43,196
Other	14,164	9,900
Total current assets	1,010,974	832,761
Deferred Charges and Other Assets
Regulatory assets
Gas costs	30,648	—
Pension and other post-retirement benefits	429,771	435,118
Other	67,958	68,431
Derivatives	45,179	61,751
Other	55,314	45,473
Total deferred charges and other assets	628,870	610,773
Total Assets	$4,340,937	$4,110,947

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,302,914	$1,269,556
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	553,694	589,202
Total capitalization	1,884,781	1,886,931
Current Liabilities
Current maturities of long-term debt	37,000	18
Notes payable	361,400	247,700
Accounts payable and other accrued liabilities	297,199	270,387
Wages payable	14,874	16,886
Accrued interest	10,898	3,524
Dividends declared	20,991	20,975
Customer deposits and advance payments	79,555	89,320
Gas costs and other regulatory liabilities	55,117	20,664
Accrued taxes	32,939	23,036
Derivatives	35,648	36,459
Other	24,591	28,046
Total current liabilities	970,212	757,015
Deferred Credits
Unamortized investment tax credits	31,779	25,260
Deferred income taxes	646,385	621,451
Accrued pensions and benefits	312,486	313,504
Asset retirement obligations	72,206	71,415
Regulatory liabilities
Gas costs	—	19,511
Accrued asset removal costs	324,289	325,618
Other	16,212	15,047
Derivatives	17,227	13,208
Other	65,360	61,987
Total deferred credits	1,485,944	1,467,001
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$4,340,937	$4,110,947

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands, except per share data)	2012	2011
OPERATING REVENUES
Utility	$347,933	$364,147
Non-utility	338,803	363,610
Total Operating Revenues	686,736	727,757
OPERATING EXPENSES
Utility cost of gas	142,970	155,309
Non-utility cost of energy-related sales	299,149	335,862
Operation and maintenance	83,502	81,624
Depreciation and amortization	27,304	24,240
General taxes and other assessments	39,066	36,797
Total Operating Expenses	591,991	633,832
OPERATING INCOME	94,745	93,925
Other Income—Net	545	1,041
Interest Expense	9,193	9,822
INCOME BEFORE INCOME TAXES	86,097	85,144
INCOME TAX EXPENSE	33,379	34,376
NET INCOME	$52,718	$50,768
Dividends on Washington Gas Light Company preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$52,388	$50,438

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,631	51,438
Diluted	51,688	51,533

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.01	$0.98
Diluted	$1.01	$0.98
DIVIDENDS DECLARED PER COMMON SHARE	$0.4000	$0.3875

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2012	2011
NET INCOME	$52,718	$50,768
OTHER COMPREHENSIVE INCOME
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(12)	(39)
Change in actuarial net loss	462	374
Change in transition obligation	9	(366)
Total pension and other postretirement benefit plans	459	(31)
OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	$53,177	$50,737
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	182	(22)
COMPREHENSIVE INCOME	$52,995	$50,759

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$52,718	$50,768
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization	27,304	24,240
Amortization of:
Other regulatory assets and liabilities—net	238	61
Debt related costs	216	226
Deferred income taxes—net	26,486	23,082
Accrued/deferred pension cost	7,965	4,856
Compensation expense related to equity awards	1,214	1,954
Provision for doubtful accounts	4,010	4,603
Other non-cash charges (credits)—net	8,087	5,511
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(197,868)	(235,828)
Gas costs and other regulatory assets/liabilities—net	54,297	46,420
Storage gas	2,646	(30,680)
Other prepayments	(11,513)	12,089
Accounts payable and other accrued liabilities	42,496	25,783
Wages payable	(2,012)	(2,447)
Customer deposits and advance payments	(9,765)	2,690
Accrued taxes	9,092	12,791
Accrued interest	7,374	8,051
Other current assets	(4,114)	(37,553)
Other current liabilities	(3,455)	23,551
Deferred gas costs—net	(50,159)	(18,875)
Deferred assets—other	14,939	(3,198)
Deferred liabilities—other	2,182	3,479
Other—net	655	17
Net Cash Used in Operating Activities	(16,967)	(78,409)
FINANCING ACTIVITIES
Common stock issued	281	1,063
Long-term debt issued	1,491	—
Long-term debt retired	—	(27,000)
Notes payable issued (retired)—net	113,700	188,563
Dividends on common stock and preferred stock	(19,688)	(18,921)
Other financing activities—net	(1,129)	(695)
Net Cash Provided by Financing Activities	94,655	143,010
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(75,917)	(59,390)
Investments in non-utility interests	(8,116)	(4,761)
Distributions from non-utility interests	666	734
Net Cash Used in Investing Activities	(83,367)	(63,417)
INCREASE IN CASH AND CASH EQUIVALENTS	(5,679)	1,184
Cash and Cash Equivalents at Beginning of Year	10,263	4,332
Cash and Cash Equivalents at End of Period	$4,584	$5,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$200	$4,096
Interest paid	$1,559	$1,898
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$1,491	$(3,154)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$18,781	$21,057

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	December 31, 2012	September 30, 2012
ASSETS
Property, Plant and Equipment
At original cost	$3,729,602	$3,686,192
Accumulated depreciation and amortization	(1,124,653)	(1,111,796)
Net property, plant and equipment	2,604,949	2,574,396
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	164,808	99,514
Gas costs and other regulatory assets	20,991	40,835
Unbilled revenues	100,289	19,300
Allowance for doubtful accounts	(16,889)	(17,129)
Net receivables	269,199	142,520
Materials and supplies—principally at average cost	23,647	23,797
Storage gas	105,326	114,826
Deferred income taxes	8,440	14,416
Other prepayments	62,179	55,255
Receivables from associated companies	8,035	5,532
Derivatives	7,443	9,206
Other	1,566	1,451
Total current assets	485,836	367,004
Deferred Charges and Other Assets
Regulatory assets
Gas costs	30,648	—
Pension and other post-retirement benefits	426,886	432,168
Other	67,951	68,429
Derivatives	34,434	50,973
Other	11,527	10,295
Total deferred charges and other assets	571,446	561,865
Total Assets	$3,662,231	$3,503,265
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,045,542	$1,025,743
Preferred stock	28,173	28,173
Long-term debt	553,694	589,202
Total capitalization	1,627,409	1,643,118
Current Liabilities
Current maturities of long-term debt	37,000	18
Notes payable	195,000	98,800
Accounts payable and other accrued liabilities	147,706	142,193
Wages payable	14,364	15,827
Accrued interest	10,898	3,524
Dividends declared	18,926	18,912
Customer deposits and advance payments	76,405	89,320
Gas costs and other regulatory liabilities	55,117	20,664
Accrued taxes	27,195	19,108
Payables to associated companies	25,520	28,540
Derivatives	8,641	10,512
Other	4,279	5,136
Total current liabilities	621,051	452,554
Deferred Credits
Unamortized investment tax credits	8,023	8,249
Deferred income taxes	627,671	605,938
Accrued pensions and benefits	309,594	310,605
Asset retirement obligations	70,913	70,141
Regulatory liabilities
Gas costs	—	19,511
Accrued asset removal costs	324,289	325,618
Other	16,212	15,047
Derivatives	8,326	3,507
Other	48,743	48,977
Total deferred credits	1,413,771	1,407,593
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$3,662,231	$3,503,265

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2012	2011
OPERATING REVENUES	$355,817	$370,893
OPERATING EXPENSES
Utility cost of gas	150,448	161,817
Operation and maintenance	70,264	67,142
Depreciation and amortization	26,488	23,451
General taxes and other assessments	36,450	34,264
Total Operating Expenses	283,650	286,674
OPERATING INCOME	72,167	84,219
Other Income—Net	9	690
Interest Expense	9,095	9,761
INCOME BEFORE INCOME TAXES	63,081	75,148
INCOME TAX EXPENSE	24,364	30,642
NET INCOME	$38,717	$44,506
Dividends on preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$38,387	$44,176

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2012	2011
NET INCOME	$38,717	$44,506
OTHER COMPREHENSIVE INCOME
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(12)	(39)
Change in actuarial net loss	462	374
Change in transition obligation	9	(366)
Total pension and other postretirement benefit plans	459	(31)
OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	$39,176	$44,475
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	182	(22)
COMPREHENSIVE INCOME	$38,994	$44,497

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended December 31,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$38,717	$44,506
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	26,488	23,451
Amortization of:
Other regulatory assets and liabilities—net	710	61
Debt related costs	487	226
Deferred income taxes—net	25,954	24,201
Accrued/deferred pension cost	7,899	4,817
Compensation expense related to equity awards	1,152	1,859
Provision for doubtful accounts	3,208	3,597
Other non-cash charges (credits)—net	1,610	208
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(152,234)	(150,092)
Gas costs and other regulatory assets/liabilities—net	54,297	46,420
Storage gas	9,500	6,288
Other prepayments	(6,924)	6,867
Accounts payable and other accrued liabilities, including payables to associated companies	6,982	30,673
Wages payable	(1,463)	(2,007)
Customer deposits and advance payments	(12,915)	2,690
Accrued taxes	8,087	12,004
Accrued interest	7,374	8,051
Other current assets	1,798	(7,414)
Other current liabilities	(2,728)	(2,016)
Deferred gas costs—net	(50,159)	(18,875)
Deferred assets—other	15,096	2,929
Deferred liabilities—other	(945)	(11,933)
Other—net	(30)	84
Net Cash Provided by (Used in) Operating Activities	(18,039)	26,595
FINANCING ACTIVITIES
Long-term debt issued	1,491	—
Long-term debt retired	—	(27,000)
Notes payable issued (retired)—net	96,200	64,977
Dividends on common stock and preferred stock	(18,912)	(18,717)
Other financing activities—net	(677)	93
Net Cash Provided by Financing Activities	78,102	19,353
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(60,063)	(47,301)
Net Cash Used in Investing Activities	(60,063)	(47,301)
INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,353)
Cash and Cash Equivalents at Beginning of Year	1	1,353
Cash and Cash Equivalents at End of Period	$1	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid—net	$—	$3,599
Interest paid	$1,461	$1,837
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$1,491	$(3,154)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$17,935	$20,247

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

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim consolidated financial statements and accompanying notes should be read in conjunction with the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012. Due to the seasonal nature of our businesses, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full fiscal years ending September 30, 2013 and 2012 of either WGL Holdings or Washington Gas.

The accompanying unaudited financial statements for WGL Holdings and Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP. Certain prior period amounts in the accompanying balance sheets have been reclassified to conform to the current period presentation.

For a complete description of our accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012.

Storage Gas Valuations

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For CEV, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the three months ended December 31, 2012, WGL Holdings recorded a reduction to net income of $8.4 million for lower-of-cost or market adjustments, which was recorded to “Operating revenues, non-utility”. For the three months ended December 31, 2011, WGL Holdings recorded a reduction to net income of $9.9 million for lower-of-cost or market adjustments, of which $9.5 million was recorded to “Operating revenues, non-utility” and $0.4 million was recorded to “Utility cost of gas”.

In conjunction with optimizing Washington Gas’ storage capacity, storage gas inventory may be subject to lower-of-cost or market adjustments. Washington Gas did not record any lower–of-cost or market adjustments for the three months ended December 31, 2012. For the three months ended December 31, 2011, Washington Gas recorded a lower-of-cost or market adjustment related to its storage gas inventory, after the effects of regulatory sharing, of $0.4 million, which was recorded to “Utility cost of gas.”

Accounting Standards Adopted in the Current Fiscal Year

Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 is intended to improve financial reporting by requiring companies to present items of net income in either one continuous statement, or in two separate but consecutive statements of net income and other comprehensive income. The new guidance removes the current presentation options in ASC Topic 220. The requirements of ASU 2011-05 do not change which components of comprehensive income are recognized in net income or other comprehensive income, nor does the update change the computation of earnings per share (EPS). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely defers the provisions requiring reclassification adjustments out of OCI to be presented on the face of the financial statements. ASU 2011-05, as amended by ASU 2011-12, was effective for us on October 1, 2012. As a result of the standard, we have presented comprehensive income in two separate but consecutive statements of net income and other comprehensive income. The adoption of this standard did not have an effect on our financial statements.

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

WGL Holdings, Inc.
(In millions)	December 31, 2012	September 30, 2012
Accounts payable—trade	$249.8	$217.0
Employee benefits and payroll accruals	13.4	20.3
Embedded derivatives and other accrued liabilities	34.0	33.1
Total	$297.2	$270.4

Washington Gas Light Company
(In millions)	December 31, 2012	September 30, 2012
Accounts payable—trade	$123.0	$112.7
Employee benefits and payroll accruals	12.5	18.2
Embedded derivatives and other accrued liabilities	12.2	11.3
Total	$147.7	$142.2

NOTE 3. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL Holding’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at December 31, 2012 and September 30, 2012.

Committed Credit Available (In millions)
As of December 31, 2012	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(166.4)	(195.0)	(361.4)
Net committed credit available	$283.6	$155.0	$438.6

As of September 30, 2012	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(148.9)	(98.8)	(247.7)
Net committed credit available	$301.1	$251.2	$552.3

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

At December 31, 2012 and September 30, 2012, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $361.4 million and $247.7 million, respectively, both at a weighted average interest rate of 0.26%. At December 31, 2012 and September 30, 2012, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

At December 31, 2012, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs. At both December 31, 2012 and September 30, 2012, outstanding MTNs and private placement notes were $583.0 million. At both December 31, 2012 and September 30, 2012, the weighted average interest rate on all MTNs and private placement notes was 5.91%.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the changes in “Common shareholders’ equity” for WGL Holdings and “Common shareholder’s equity” for Washington Gas for the three months ended December 31, 2012.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2012	$567,598	$8,132	$706,027	$(12,201)	$1,269,556
Net income	—	—	52,718	—	52,718
Post-retirement benefits adjustment, net of taxes	—	—	—	277	277
Comprehensive income					52,995
Dividends reinvestment	1,568	—	—	—	1,568
Stock-based compensation	—	(214)	—	—	(214)
Dividends declared:
Common stock	—	—	(20,661)	—	(20,661)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2012	$569,166	$7,918	$737,754	$(11,924)	$1,302,914

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2012	$46,479	$475,634	$515,831	$(12,201)	$1,025,743
Net income	—	—	38,717	—	38,717
Post-retirement benefits adjustment, net of taxes	—	—	—	277	277
Comprehensive income					38,994
Stock-based compensation	—	(269)	—	—	(269)
Dividends declared:
Common stock	—	—	(18,596)	—	(18,596)
Preferred stock	—	—	(330)	—	(330)
Balance at December 31, 2012	$46,479	$475,365	$535,622	$(11,924)	$1,045,542

WGL Holdings had 51,651,417 and 51,611,647 shares issued of common stock at December 31, 2012 and September 30, 2012, respectively. Washington Gas had 46,479,536 shares issued of common stock at both December 31, 2012 and September 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three months ended December 31, 2012 and 2011.

Basic and Diluted EPS

(in thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended December 31, 2012
Basic EPS	$52,388	51,631	$1.01

Stock-based compensation plans	—	57
Diluted EPS	$52,388	51,688	$1.01

Three Months Ended December 31, 2011
Basic EPS	$50,438	51,438	$0.98

Stock-based compensation plans	—	95
Diluted EPS	$50,438	51,533	$0.98

There were no anti-dilutive shares for the three months ended December 31, 2012 or 2011.

NOTE 7. INCOME TAXES

As of December 31, 2012 and September 30, 2012, our uncertain tax positions were approximately $22.7 million and $22.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of WGL Holdings’ and Washington Gas’ uncertain tax positions will increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, the IRS could re-examine this issue in the future.

WGL Holdings and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the quarter ended December 31, 2012, we accrued no expense for interest on uncertain tax positions. During the year ended September 30, 2012, we reversed $1.6 million of interest previously accrued based on the completion of the IRS audit relating to the repairs project. At both December 31, 2012 and September 30, 2012, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2012 was a loss of $5.0 million including an unrealized loss of $8.7 million. During the three months ended December 31, 2011 we recorded a gain of $3.7 million including an unrealized derivative gain of $0.3 million.

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

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. WGSW has warrants to purchase stock from ASD Holdings, Inc., which are accounted for as derivative instruments. Derivative instruments are recorded at fair value on our consolidated balance sheets. Neither WGEServices, CEV, nor WGSW designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2012 and September 30, 2012, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of December 31, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	10,828.6	9,373.7
Retail sales	113.0	—
Other risk-management activities	617.1	207.2
Electricity (In millions of kWhs)
Retail sales	5,875.7	—
Other risk-management activities	19,220.6	—
Warrants (In millions of shares)	4.4	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	4,798.5	3,039.1
Retail sales	126.1	—
Other risk-management activities	537.1	206.5
Electricity (In millions of kWhs)
Retail sales	5,080.5	—
Other risk-management activities	16,898.0	—
Warrants (In millions of shares)	4.4	—

The increase in volume of asset optimization related derivatives from September 30, 2012 to December 31, 2012 is the result of new contracts for Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of December 31, 2012 and September 30, 2012.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of December 31, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$57.6	$(22.8)	$(0.8)	$34.0
Deferred Charges and Other Assets — Derivatives	84.5	(39.3)	—	45.2
Accounts payable and other accrued liabilities	1.3	(0.2)	—	1.1
Current Liabilities — Derivatives	2.2	(40.1)	2.3	(35.6)
Deferred Credits — Derivatives	3.0	(23.6)	3.4	(17.2)
Total	$148.6	$(126.0)	$4.9	$27.5

As of September 30, 2012
Current Assets — Derivatives	$80.4	$(36.1)	$(1.1)	$43.2
Deferred Charges and Other Assets — Derivatives	103.9	(42.1)	—	61.8
Accounts payable and other accrued liabilities	(0.2)	—	—	(0.2)
Current Liabilities — Derivatives	4.3	(40.8)	—	(36.5)
Deferred Credits — Derivatives	2.8	(18.6)	2.6	(13.2)
Total	$191.2	$(137.6)	$1.5	$55.1

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of December 31, 2012	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$23.5	$(15.3)	$(0.8)	$7.4
Deferred Charges and Other Assets — Derivatives	72.9	(38.5)	—	34.4
Current Liabilities — Derivatives	(0.1)	(8.5)	—	(8.6)
Deferred Credits — Derivatives	2.5	(10.8)	—	(8.3)
Total	$98.8	$(73.1)	$(0.8)	$24.9

As of September 30, 2012
Current Assets — Derivatives	$20.7	$(10.4)	$(1.1)	$9.2
Deferred Charges and Other Assets — Derivatives	92.8	(41.8)	—	51.0
Current Liabilities — Derivatives	1.6	(12.1)	—	(10.5)
Deferred Credits — Derivatives	1.6	(5.1)	—	(3.5)
Total	$116.7	$(69.4)	$(1.1)	$46.2

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three months ended December 31, 2012 and 2011.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended December 31,	2012	2011	2012	2011
Recorded to income
Operating revenues—non-utility	$12.2	$33.2	$—	$—
Utility cost of gas	(7.2)	2.6	(7.2)	2.6
Non-utility cost of energy-related sales	(7.5)	(42.3)	—	—
Other income-net	0.1	—	—	—
Recorded to regulatory assets
Gas costs	(11.9)	11.4	(11.9)	11.4
Total	$(14.3)	$4.9	$(19.1)	$14.0

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement. At December 31, 2012, Washington Gas, WGEServices and CEV posted $4.0 million, $14.3 million and $14.2 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2012, Washington Gas, WGEServices and CEV posted $4.0 million, $8.2 million and $3.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at December 31, 2012 and September 30, 2012, Washington Gas held $3.2 million and $9.3 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and CEV contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at December 31, 2012, WGEServices posted $5.8 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2012, WGEServices posted $2.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and CEV were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at December 31, 2012 and September 30, 2012. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012 and September 30, 2012, respectively.

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
December 31, 2012
Derivative liabilities with credit-risk-contingent features	$92.3	$55.5
Maximum potential collateral requirements	35.1	2.1
September 30, 2012
Derivative liabilities with credit-risk-contingent features	$101.2	$60.8
Maximum potential collateral requirements	35.7	3.4

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments that reflect certain agreements with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and CEV have separate agreements with wholesale counterparties that contain netting

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At December 31, 2012, each of three counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $26.6 million; one counterparty represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $0.6 million; and each of three counterparties represented over 10% of CEV’s credit exposure to wholesale counterparties for a total credit risk of $15.5 million.

WEATHER-RELATED INSTRUMENTS

During the three months ended December 31, 2012 and 2011, Washington Gas used Heating Degree Day (HDD) weather-related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended December 31, 2012 and 2011, Washington Gas recorded a pre-tax net gain of $0.6 and $2.8 million, respectively, related to weather derivatives.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended December 31, 2012 and 2011, WGEServices recorded pre-tax gains of $0.4 million and $6.3 million, respectively, related to these instruments.

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

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2012 and September 30, 2012, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

Our Risk Analysis and Mitigation (RA&M) Group determines the valuation policies and procedures. The RA&M Group reports to the WGL Holdings Chief Financial Officer. In accordance with WGL Holdings’ valuation policy, we may utilize a variety of valuation methodologies to fair value Level 3 derivative contracts including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. The RA&M Group also evaluates changes in fair value measurements on a daily basis.

At December 31, 2012 and September 30, 2012, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants. Additionally, Washington Gas’ weather-related instruments are valued using unobservable data, so these are classified as Level 3 assets and liabilities.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth financial instruments recorded at fair value as of December 31, 2012 and September 30, 2012, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2012
Assets
Natural gas related derivatives	$—	$54.1	$69.3	$123.4
Electricity related derivatives	—	—	24.2	24.2
Warrants	—	—	1.0	1.0
Weather related instruments	—	—	1.6	1.6
Total Assets	$—	$54.1	$96.1	$150.2

Liabilities
Natural gas related derivatives	$—	$(46.0)	$(47.8)	$(93.8)
Electricity related derivatives	—	(12.6)	(19.6)	(32.2)
Weather related instruments	—	—	(1.5)	(1.5)
Total Liabilities	$—	$(58.6)	$(68.9)	$(127.5)

At September 30, 2012
Assets
Natural gas related derivatives	$—	$85.9	$80.7	$166.6
Electricity related derivatives	—	0.3	23.4	23.7
Warrants	—	—	0.9	0.9
Weather related instruments	—	—	1.5	1.5
Total Assets	$—	$86.2	$106.5	$192.7

Liabilities
Natural gas related derivatives	$—	$(62.5)	$(41.1)	$(103.6)
Electricity related derivatives	—	(13.3)	(20.6)	(33.9)
Weather related instruments	—	—	(2.0)	(2.0)
Total Liabilities	$—	$(75.8)	$(63.7)	$(139.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2012
Assets
Natural gas related derivatives	$—	$35.0	$63.8	$98.8
Weather related instruments	—	—	1.6	1.6
Total Assets	$—	$35.0	$65.4	$100.4

Liabilities
Natural gas related derivatives	$—	$(27.1)	$(46.0)	$(73.1)
Weather related instruments	—	—	(1.5)	(1.5)
Total Liabilities	$—	$(27.1)	$(47.5)	$(74.6)

At September 30, 2012
Assets
Natural gas related derivatives	$—	$41.4	$75.3	$116.7
Weather related instruments	—	—	1.5	1.5
Total Assets	$—	$41.4	$76.8	$118.2

Liabilities
Natural gas related derivatives	$—	$(29.7)	$(39.7)	$(69.4)
Weather related instruments	—	—	(2.0)	(2.0)
Total Liabilities	$—	$(29.7)	$(41.7)	$(71.4)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of December 31, 2012 and September 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements

(In millions)	Net Fair Value December 31, 2012	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings
Natural gas related derivatives	$21.5	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.315) - $1.135
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.053 - $0.739
			Annualized Volatility of Spot Market Natural Gas	35.3% - 236.00%
Electricity related derivatives	$4.6	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.749) - $63.200
		Load-Shaping Option Model	Electricity Congestion Price (per megawatt hour)	$33.559 - $64.260

Washington Gas
Natural gas related derivatives	$17.8	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.315) - $1.135
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.079 - $0.739
			Annualized Volatility of Spot Market Natural Gas	35.3% - 236.00%

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements

(In millions)	Net Fair Value September 30, 2012	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings
Natural gas related derivatives	$39.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.25) - $1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.05 - $1.175
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%
Electricity related derivatives	$2.8	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.204) - $64.700

Washington Gas
Natural gas related derivatives	$35.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.25) - $1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.09 - $0.861
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2012 and 2011, respectively.

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended December 31, 2012
Balance at October 1, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(8.6)	(10.9)	0.6	0.1	(18.8)
Recorded to regulatory assets — gas costs	(12.1)	—	—	—	(12.1)
Purchases	—	2.5	—	—	2.5
Settlements	2.6	10.2	—	—	12.8
Balance at December 31, 2012	$21.5	$4.6	$0.1	$1.0	$27.2

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended December 31, 2011
Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$—	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	(0.6)	(11.1)	2.8	—	(8.9)
Recorded to regulatory assets — gas costs	2.8	—	—	—	2.8
Transfers out of Level 3	(2.1)	—	—	—	(2.1)
Purchases	—	0.9	—	—	0.9
Settlements	0.4	10.0	—	—	10.4
Balance at December 31, 2011	$(3.4)	$(7.0)	$1.4	$—	$(9.0)

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended December 31, 2012
Balance at October 1, 2012	$35.6	$—	$(0.5)	$—	$35.1
Realized and unrealized gains (losses)
Recorded to income	(7.7)	—	0.6	—	(7.1)
Recorded to regulatory assets — gas costs	(12.1)	—	—	—	(12.1)
Transfers out of Level 3	—	—	—	—	—
Settlements	2.0	—	—	—	2.0
Balance at December 31, 2012	$17.8	$—	$0.1	$—	$17.9

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total
Three Months Ended December 31, 2011
Balance at October 1, 2011	$(4.9)	$—	$(1.4)	$—	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	0.1	—	2.8	—	2.9
Recorded to regulatory assets — gas costs	2.8	—	—	—	2.8
Transfers out of Level 3	(0.8)	—	—	—	(0.8)
Settlements	1.2	—	—	—	1.2
Balance at December 31, 2011	$(1.6)	$—	$1.4	$—	$(0.2)

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. There were no transfers in or out of Level 3 for three months ended December 31, 2012. For WGL Holdings and Washington Gas net derivative assets transferred out of Level 3 during the three months ended December 31, 2011, reflected an increase in observable market inputs used to value those instruments.

The table below sets forth the line items on the Statements of Income to which amounts are recorded for the three months ended December 31, 2012 and 2011 related to fair value measurements using significant Level 3 inputs.

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended			December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(0.5)	$(1.1)	$—	$—	$(1.6)
Utility cost of gas	(7.7)	—	—	—	(7.7)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	(0.4)	(9.8)	—	—	(10.2)
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(8.6)	$(10.9)	$0.6	$0.1	$(18.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended			December 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Derivatives	Warrants	Total
Operating revenues — non-utility	$3.2	$6.5	$—	$—	$9.7
Utility cost of gas	0.1	—	—	—	0.1
Other income-net	—	—	—	—	—
Non-utility cost of energy-related sales	(3.9)	(17.6)	—	—	(21.5)
Operation and maintenance expense	—	—	2.8	—	2.8
Total	$(0.6)	$(11.1)	$2.8	$—	$(8.9)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended			December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(7.7)	$—	$—	$—	$(7.7)
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(7.7)	$—	$0.6	$—	$(7.1)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended			December 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$0.1	$—	$—	$—	$0.1
Operation and maintenance expense	—	—	2.8	—	2.8
Total	$0.1	$—	$2.8	$—	$2.9

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three months ended December 31, 2012 and 2011, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$0.3	$4.3	$—	$—	$4.6
Utility cost of gas	(7.5)	—	—	—	(7.5)
Non-utility cost of energy-related sales	0.6	9.2	—	—	9.8
Other income-net	—	—	—	0.1	0.1
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets — gas costs	(11.9)	—	—	—	(11.9)
Total	$(18.5)	$13.5	$0.6	$0.1	$(4.3)

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	December 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$3.4	$9.9	$—	$—	$13.3
Utility cost of gas	(0.3)	—	—	—	(0.3)
Non-utility cost of energy-related sales	(4.9)	(10.2)	—	—	(15.1)
Other income-net	—	—	—	—	—
Operation and maintenance expense	—	—	2.8	—	2.8
Recorded to regulatory assets—gas costs	1.9	—	—	—	1.9
Total	$0.1	$(0.3)	$2.8	$—	$2.6

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	December 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(7.5)	$—	$—	$—	$(7.5)
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets — gas costs	(11.9)	—	—	—	(11.9)
Total	$(19.4)	$—	$0.6	$—	$(18.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	December 31, 2011
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(0.3)	$—	$—	$—	$(0.3)
Operation and maintenance expense	—	—	2.8	—	2.8
Recorded to regulatory assets — gas costs	1.9	—	—	—	1.9
Total	$1.6	$—	$2.8	$—	$4.4

The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2012 and September 30, 2012.

WGL Holdings Fair Value of Financial Instruments
	December 31, 2012		September 30, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$5.7	$5.7	$7.2	$7.2
Other short- term investments(a)	$0.8	$0.8	$0.8	$0.8
Commercial Paper (b)	$361.4	$361.4	$247.7	$247.7
Long-term debt(c)	$553.7	$716.2	$589.2	$758.9

Washington Gas Fair Value of Financial Instruments
	December 31, 2012		September 30, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$2.8	$2.8	$4.1	$4.1
Other short- term investments(a)	$0.8	$0.8	$0.8	$0.8
Commercial Paper (b)	$195.0	$195.0	$98.8	$98.8
Long-term debt(c)	$553.7	$716.2	$589.2	$758.9

(a) Balance located in cash and cash equivalents in the accompanying balance sheets.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Excludes current maturities and unamortized discounts.

Our money market funds are level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on level 2 inputs. The maturity of our commercial paper outstanding at both December 31, 2012 and September 30, 2012 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. OPERATING SEGMENT REPORTING

We have four reportable operating segments: regulated utility, retail energy-marketing, commercial energy systems and wholesale energy solutions. The division of these segments into separate revenue generating components is based upon regulation, products and services. Our chief operating decision maker is our Chief Executive Officer. Our four segments are summarized below.

This quarter, we have made certain changes to our operating segments to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All activities of WGSW are now reported within the Commercial Energy Systems segment. WGSW had previously been reported within “Other Activities”. WGSW, a holding company formed to invest in alternative energy assets through sale leaseback arrangements. In addition, WGSW holds a limited partnership interest in ASD Solar, LP, which it accounts for under the equity method of accounting. As these operations align with those of the Commercial Energy Systems segment, and our chief operating decision maker reviews the operations of these units together, their combination for reporting purpose was deemed appropriate. Prior period operating segment information has been recast to conform to current quarter presentation.

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

•

Commercial Energy Systems – The commercial energy systems segment consists of WGESystems and provides design-build energy efficient and sustainable solutions including commercial solar, energy efficiency and combined heat and power projects to government and commercial clients. In addition, this segment comprises the operations of WGSW, a holding company formed to invest in alternative energy assets.

•	Wholesale Energy Solutions – The wholesale energy solutions segment consists of CEV, which engages in acquiring, managing and optimizing natural gas storage and transportation assets.

Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations in the Operating Segment Financial Information presented below. Administrative costs associated with WGL Holdings and Washington Gas Resources are included in this segment.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present operating segment information for the three months ended December 31, 2012 and 2011.

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Three Months Ended December 31, 2012
Operating revenues (a)	$355,817	$324,059	$11,985	$ 2,854	$—	$(7,979)	$686,736
Operating expenses:
Cost of energy-related sales	150,448	290,133	9,111	—	—	(7,573)	442,119
Operation	58,080	11,359	1,232	844	791	(254)	72,052
Maintenance	11,450	—	—	—	—	—	11,450
Depreciation and amortization	26,792	175	459	31	—	(153)	27,304
General taxes and other assessments:
Revenue taxes	24,221	1,431	1	—	—	—	25,653
Other	12,286	871	79	166	10	1	13,413
Total operating expenses	$283,277	$303,969	$10,882	$1,041	$801	$(7,979)	$591,991
Operating income (loss)	72,540	20,090	1,103	1,813	(801)	—	94,745
Other income (expense)-net	4	50	325	—	218	(52)	545
Interest expense	9,095	3	43	—	104	(52)	9,193
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense	24,453	7,116	347	537	926	—	33,379
Net income (loss) applicable to common stock	$38,666	$13,021	$1,038	$1,276	$(1,613)	$—	$52,388
Total assets at December 31, 2012	$3,673,308	$400,951	$168,761	$201,111	$226,221	$(329,415)	$4,340,937
Capital expenditures	$60,615	$201	$15,101	$—	$—	$—	$75,917
Equity Method Investments	$—	$—	$29,005	$—	$—	$—	$29,005

Three Months Ended December 31, 2011
Operating revenues (a)	$370,893	$336,459	$18,380	$8,771	$—	$(6,746)	$727,757
Operating expenses:
Cost of energy—related sales	161,817	319,460	16,402	—	—	(6,508)	491,171
Operation	53,655	13,203	1,027	350	793	(148)	68,880
Maintenance	12,744	—	—	—	—	—	12,744
Depreciation and amortization	23,744	202	358	26	—	(90)	24,240
General taxes and other assessments:
Revenue taxes	22,593	1,328	—	—	—	—	23,921
Other	11,723	1,041	56	52	4	—	12,876
Total operating expenses	286,276	335,234	17,843	428	797	(6,746)	633,832
Operating income (loss)	84,617	1,225	537	8,343	(797)	—	93,925
Other income (expenses)-net	678	5	42	—	333	(17)	1,041
Interest expense	9,761	9	—	—	69	(17)	9,822
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	30,798	375	281	3,106	(184)	—	34,376
Net income (loss) applicable to common stock	$44,406	$846	$298	$5,237	$(349)	$—	$50,438

Total assets at December 31, 2011	$3,571,446	$393,777	$47,103	$169,773	$206,733	$(234,298)	$4,154,534

Capital expenditures	$47,679	$143	$11,568	$—	$—	$—	$59,390
Equity Method Investments	$—	$—	$11,628	$—	$—	$—	$11,628

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions during the ordinary course of business. Inter-company transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory practices for the actual cost of providing these services, which approximates their market value. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings for these services are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.

At December 31, 2012 and September 30, 2012, Washington Gas recorded receivables from associated companies of $8.0 million and $5.5 million, respectively. At December 31, 2012 and September 30, 2012, Washington Gas recorded payables to associated companies of $25.5 million and $28.5 million, respectively.

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $7.6 million and $6.5 million for the three months ended December 31, 2012 and 2011, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts payable to Washington Gas in the amount of $0.8 million at December 31, 2012 and an accounts payable from Washington Gas in the amount of $2.8 million at September 30, 2012 related to an imbalance in gas volumes. Due to regulatory treatment, these receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further discussion of these imbalance transactions.

In 2011, Washington Gas implemented a Purchase of Receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL Holdings. During the three months ended December 31, 2012, Washington Gas purchased $20.5 million of receivables from WGEServices. For the year ended September 30, 2012, Washington Gas purchased $95.7 million of receivables from WGEServices.

In 2011, WGL Holdings began charging fees for guarantees to its subsidiaries in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During both the three months ended December 31, 2012 and 2011 the total fees charged by WGL Holdings to its subsidiaries were $0.1 million. The majority of these fees were charged to WGEServices. These fees have been eliminated in the accompanying consolidated financial statements of WGL Holdings. Refer to Note 12—Commitments and Contingencies for further discussion of our guarantees.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012.

District of Columbia Jurisdiction

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return of 8.91% and a return on common equity of 10.90%. Washington Gas is also proposing to expand its existing program to replace or encapsulate certain vintage mechanical couplings, which was previously approved by the PSC of DC, to include the accelerated replacement of certain pipe in its system. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included in this proposal, a request for approval of these expenditures over the next five years as well as a surcharge updated annually to recover the investment as it is made. Washington Gas also provided a proposed procedural schedule and proposed issues list for consideration in the case. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. Intervenor testimony was filed in July 2012. Rebuttal testimony was filed in August 2012 and evidentiary hearings were held in October 2012. Initial and reply briefs were filed in November 2012. A Commission decision is pending.

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

On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the Maryland Office of People’s Counsel (MD OPC) filed a stipulation which, pending approval by the public utility law judge, would resolve all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and that no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, Washington Gas recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.3 million relates to its affiliate, WGEServices. On November 29, 2012, the public utility law judge issued a Proposed Order approving the Stipulation. The Proposed Order became final on January 3, 2013.

Investigation of Asset Management and Gas Purchase Practices. In 2008, the Office of Staff Counsel of the PSC of MD submitted a petition to the PSC of MD to establish an investigation into Washington Gas’ asset management program and cost recovery of its gas purchases.

On November 15, 2012, Washington Gas filed a proposed stipulation among Washington Gas, and the Office of the People’s Counsel with the PSC of MD. Based on the terms of the stipulation, Washington Gas recorded the favorable effect of a change in sharing in fiscal year 2012, increasing Washington Gas’ share of realized margins by $2.9 million. On December 5, 2012, the public utility law judge issued a Proposed Order approving the Stipulation. The Proposed order became final on January 7, 2013.

Maryland Base Rate Case. On March 29, 2012, the PSC of MD issued an order in response to the December 14, 2011 petition for rehearing and clarification filed by Washington Gas regarding the disallowance of certain costs included in the rate case originally filed in April 2011. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture, LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a PSC of MD Staff witness as guidance for reporting Washington Gas’ progress. As a result of this order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

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

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE). On December 4, 2012, Washington Gas filed an application to amend its CARE Plan to allow it to (i) continue to implement its CARE Plan for residential customer classes with a revised portfolio of programs for residential customers; (ii) extend its CARE plan to small commercial and industrial customer classes and (iii) implement its amended CARE Plan for a three-year period beginning on May 1, 2013. On December 19, 2012, the Commission issued its Order for notice and comment establishing the procedural schedule of the proceeding. Interested parties are required to file notices of participation or request for a hearing by January 25, 2013; the Staff Report is due by February 28, 2013, and Washington Gas’ rebuttal or comments by March 7, 2013.

Affiliate Transactions. On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised service agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. On December 21, 2012, the SCC of VA approved the revised services agreements with only minor modifications. On January 18, 2013, Washington Gas filed a separate application requesting approval of revised service agreements between Washington Gas and each of the remaining five affiliates receiving services.

CONSTRUCTION PROJECT FINANCING

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2012 and September 30, 2012, work on these construction projects that was not completed or accepted by customers was valued at $7.7 million and $6.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at December 31, 2012 or September 30, 2012.

FINANCIAL GUARANTEES

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV and on behalf of other non affiliated parties for its banking. At

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2012, these guarantees totaled $472.7 million, $152.0 million and $2.1 million for WGEServices, CEV and other non-affiliated parties, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $4.5 million at December 31, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the $631.3 million total, $5.0 million of guarantees expired on January 3, 2013, and $3.2 million is due to expire on April 15, 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended December 31, 2012 and 2011:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended December 31,
	2012		2011
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$4.2	$2.4	$3.2	$2.0
Interest cost	9.1	4.7	10.1	6.3
Expected return on plan assets	(10.5)	(4.6)	(10.9)	(4.7)
Amortization of prior service cost	0.3	(1.0)	0.3	(1.0)
Amortization of actuarial loss	7.2	2.3	4.0	3.3
Amortization of transition obligation	—	0.3	—	0.3
Net periodic benefit cost	10.3	4.1	6.7	6.2
Amount allocated to construction projects	(1.4)	(0.7)	(0.8)	(1.0)
Amount deferred as regulatory asset (liability) — net	(2.4)	0.8	(1.8)	0.5
Amount charged to expense	$6.5	$4.2	$4.1	$5.7

Amounts included in the line item “Amount deferred as regulatory asset (liability) - net,” as shown in the table above, represent the difference between the cost of the applicable Pension Benefits or the Health and Life Benefits and the amount that Washington Gas is permitted to recover in rates that it charges to customers in the District of Columbia.

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

Both sections of Management’s Discussion—WGL Holdings and Washington Gas—are designed to provide an understanding of our operations and financial performance and should be read in conjunction with the respective company’s financial statements and the combined Notes to Consolidated Financial Statements in this quarterly report as well as our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012 (2012 Annual Report).

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

WGL Holdings has four operating segments:

—	regulated utility;

—	retail energy-marketing;

—	commercial energy systems and

—	wholesale energy solutions.

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

This quarter, we made certain changes to our operating segment reporting to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. Projects that we own and manage directly, including

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

commercial solar projects, energy efficiency projects, combined heat and power projects, along with activities of WGSW, are reported within the Commercial Energy Systems segment. This change improves visibility into our operations and better aligns our reporting with current management accountability and evaluation. Our four segments are described below. Prior period operating segment information has been recast to conform to current quarter presentation.

Regulated Utility. The regulated utility segment consists of Washington Gas and Hampshire and represents approximately 85% of WGL Holdings’ consolidated total assets. Washington Gas, the core of the regulated utility segment, delivers natural gas to retail customers in accordance with tariffs approved by the regulatory commissions that have jurisdiction over Washington Gas’ rates and terms of service. These regulatory commissions set the rates in their respective jurisdictions that Washington Gas can charge customers for its rate-regulated services. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas purchased to serve firm customers through gas cost recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.

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

WGEServices also sells renewable energy credits from wind power and other sources as well as carbon offset products to its customers. WGEServices does not own or operate any other natural gas or electric generation, production, transmission or distribution assets.

Commercial Energy Systems. The commercial energy systems segment consists of the operations of WGESystems and WGSW. WGESystems provides commercial energy efficiency and sustainability solutions to governmental and commercial clients. These solutions include energy efficiency projects and distributed generation assets such as Solar PV systems, combined heat and power plants and fuel cells which we own and operate. WGESystems also focuses on upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. In addition to these three regions, WGESystems is also expanding its portfolio of Solar PV power generating systems into Delaware, New Jersey, New Mexico and Massachusetts. WGESystems is also evaluating opportunities in other geographical locations within the United States.

WGSW is a holding company formed to invest in alternative energy assets. WGSW holds a limited partnership in ASD Solar, LP in addition to investments in solar assets through sale leaseback arrangements.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Other Activities. Activities and transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our other operating segments, are aggregated as “Other activities” and included as part of non-utility operations as presented below in the operating segment financial information. Administrative costs associated with WGL Holdings and Washington Gas Resources comprise the majority of transactions included in “Other activities.”

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

PRIMARY FACTORS AFFECTING WGL HOLDINGS AND WASHINGTON GAS

The principal business, economic and other factors that affect our operations and/or financial performance include:

•	weather conditions and weather patterns;

•	regulatory environment, regulatory decisions and changes in legislation;

•	availability of natural gas supply and pipeline transportation and storage capacity;

•	diversity of natural gas supply;

•	volatility of natural gas and electricity prices;

•	non-weather related changes in natural gas consumption patterns;

•	maintaining the safety and reliability of the natural gas distribution system;

•	competitive environment;

•	environmental matters;

•	industry consolidation;

•	economic conditions and interest rates;

•	inflation;

•	use of business process outsourcing;

•	labor contracts, including labor and benefit costs; and

•	changes in accounting principles.

For further discussion of the factors listed above, refer to Management’s Discussion within the 2012 Annual Report. Also, refer to the section entitled “Safe Harbor for Forward-Looking Statements” included in this quarterly report for a listing of forward-looking statements related to factors affecting WGL Holdings and Washington Gas.

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

For a description of these critical accounting policies, refer to Management’s Discussion within the 2012 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended December 31, 2012.

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

Summary Results

WGL Holdings reported net income of $52.4 million for the three months ended December 31, 2012, compared to $50.4 million reported for the same period of the prior fiscal year. We earned a return on average common equity of 11.2% and 8.4%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended December 31, 2012 and 2011.

Net Income (Loss) by Operating Segment

	Three Months Ended December 31,		Increase/
(In millions)	2012	2011	(Decrease)
Regulated Utility	$38.7	$44.4	$(5.7)
Non-utility operations:
Retail Energy-Marketing	13.0	0.8	12.2
Commercial Energy Systems	1.0	0.3	0.7
Wholesale Energy Solutions	1.3	5.2	(3.9)
Other Activities	(1.6)	(0.3)	(1.3)
Total non-utility	13.7	6.0	7.7
Net income applicable to common stock	$52.4	$50.4	$2.0

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.01	$0.98	$0.03
Diluted	$1.01	$0.98	$0.03

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the three months ended December 31, 2012 and 2011.

Regulated Utility Operating Results

	Three Months Ended December 31,		Increase/
(In millions)	2012	2011	Decrease
Utility net revenues:
Operating revenues	$355.8	$370.9	$(15.1)
Less: Cost of gas	150.4	161.8	(11.4)
Revenue taxes	24.2	22.6	1.6
Total utility net revenues	181.2	186.5	(5.3)
Operation and maintenance	69.5	66.4	3.1
Depreciation and amortization	26.8	23.7	3.1
General taxes and other assessments	12.3	11.7	0.6
Operating income	72.6	84.7	(12.1)
Other income-net, including preferred stock dividends	(0.3)	0.3	(0.6)
Interest expense	9.1	9.8	(0.7)
Income tax expense	24.5	30.8	(6.3)
Net income applicable to common stock	$38.7	$44.4	$(5.7)

The Regulated Utility segment’s net income applicable to common stock was $38.7 million for the three months ended December 31, 2012, compared to net income of $44.4 million reported for the same period of the prior fiscal year. This comparison primarily reflects: (i) $9.0 million in lower unrealized margins associated with our asset optimization program; (ii) $3.1 million in higher operation and maintenance expenses; (iii) an increase of $3.1 million in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant and (iv) a $1.5 million decrease in the recovery of storage carrying costs on lower average storage gas inventory balances. Partially offsetting these variances were: (i) $1.9 million in higher revenues due to the timing of rate relief in Maryland; (ii) $1.5 million in lower income taxes due to a decrease in the effective tax rate and (iii) a $1.3 million increase in revenues related to growth of more than 10,600 average active customer meters.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the three months ended December 31, 2012 and 2011.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Customer growth	$1.3
Impact of new base rates in Maryland	1.9
Asset optimization:
Realized margins	(0.2)
Unrealized mark-to-market valuations	(9.0)
Lower-of-cost or market adjustment	0.4
Estimated weather effects	1.6
Storage carrying costs	(1.5)
Other	0.2
Total	$(5.3)

Customer growth — Average active customer meters increased by more than 10,600 for the three months ended December 31, 2012 compared to the same period of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Impact of new base rates in Maryland — New base rates were approved in Maryland effective November 14, 2011.

Asset optimization — We recorded net unrealized losses associated with our energy-related derivatives of $8.7 million for the three months ended December 31, 2012, compared to unrealized gains of $0.3 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the three months ended December 31, 2012. Washington Gas recorded lower-of-cost or market adjustments related to its storage gas inventory, after the effects of regulatory sharing, of $0.4 million during the three months ended December 31, 2011. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Estimated weather effects — Weather, when measured by HDDs, was 2.9% warmer and 11.6% warmer than normal for the three months ended December 31, 2012 and 2011, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of these derivatives are reflected in operation and maintenance expenses and offset the benefits reflected above. There were no material effects on net income attributed to colder or warmer weather for the three months ended December 31, 2012 or 2011.

Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The three month comparison reflects lower average storage gas inventory investment balances primarily due to lower weighted average cost of gas in inventory.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended December 31, 2012 and 2011.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Employee benefits	$2.8
Operation, engineering, compliance and safety	(0.6)
Weather derivative benefits:
Loss	1.6
Premium costs and fair value effects	0.6
Other operating expenses	(1.3)
Total	$3.1

Employee benefits — The increase in employee benefits expense reflects higher pension and workers’ compensation expenses, partially offset by lower other post-retirement benefits primarily due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

Operation, engineering, compliance and safety — Washington Gas incurred lower repair costs for the three months ended December 31, 2012 than for the same period in the previous year.

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended December 31, 2012 and 2011 are recorded to operation and maintenance expense. The increase in O&M for the weather derivative reflects the level of heating degree days this year compared to the same period last year. This year, while HDD’s were lower than normal, they were greater than last year, resulting in a lower benefit being derived from the weather derivative. During three months ended December 31, 2012, Washington Gas recorded gains of $0.6 million (pre-tax) related to its weather-related instruments as a result of warmer-than-normal weather and received a benefit of $0.2 million for premiums on its weather-related instruments. During three months ended December 31, 2011, Washington Gas recorded a gain of $2.2 million related to its weather-related instruments as a result of warmer-than-normal weather. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Depreciation and Amortization. The increase of $3.1 million in depreciation and amortization is primarily attributed to growth in, and changes in the asset mix of, our investment in utility plant partially offset by a reduction in Virginia depreciation rates.

Interest Expense. The following table depicts the components of the change in interest expense for the three months ended December 31, 2012.

Composition of Interest Expense Changes

(In millions)	Increase/ (Decrease)
Long-term debt	$(0.8)
Short-term debt	0.1
Other (includes Allowance for Funds Used During Construction)	0.1
Total	$(0.6)

WGL Holdings reported interest expense of $9.2 million and $9.8 million for the three months ended December 31, 2012 and 2011, respectively. The decrease in interest expense is primarily due to lower long-term debt balances.

Income Taxes. The effective tax rate for the three months ended December 31, 2012 was lower than for the same period of the previous year due to interim period tax sharing among the business segments.

Retail Energy-Marketing

Our Retail Energy-Marketing subsidiary, WGEServices, sells natural gas and electricity on an unregulated, competitive basis directly to residential, commercial and industrial customers. The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended December 31,		Increase /
	2012	2011	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$324.1	$336.5	$(12.4)
Less: Cost of energy	290.1	319.5	(29.4)
Revenue taxes	1.4	1.3	0.1
Total gross margins	32.6	15.7	16.9
Operation expenses	11.4	13.2	(1.8)
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	0.9	1.0	(0.1)
Operating income	20.1	1.3	18.8
Interest expense	—	0.1	(0.1)
Income tax expense	7.1	0.4	6.7
Net income	$13.0	$0.8	$12.2

Analysis of gross margins (In millions)
Natural gas
Realized margins	$12.6	$12.9	$(0.3)
Unrealized mark-to-market losses	(2.9)	(10.2)	7.3
Total gross margins — natural gas	9.7	2.7	7.0
Electricity
Realized margins	18.3	23.3	(5.0)
Unrealized mark-to-market gains (losses)	4.6	(10.3)	14.9
Total gross margins — electricity	22.9	13.0	9.9
Total gross margins	$32.6	$15.7	$16.9

Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	210.9	182.7	28.2
Number of customers (end of period)	174,000	177,100	(3,100)
Electricity
Electricity sales (millions of kWhs)	2,803.7	2,513.9	289.8
Number of accounts (end of period)	186,800	194,400	(7,600)

The Retail Energy-Marketing segment reported net income of $13.0 million for the three months ended December 31, 2012, compared to net income of $0.8 million reported for the same period of the prior fiscal year.

The increase in net income primarily reflects higher gross margins from natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased by $7.0 million for the three months ended December 31, 2012, compared to the same period in the prior fiscal year. This increase is primarily due to the favorable change in unrealized mark-to-market margins on energy-related derivatives of $7.3 million resulting from fluctuating market prices, partially offset by lower realized margins of $0.3 million.

Gross margins from electric sales increased by $9.9 million for the three months ended December 31, 2012, compared to the same period of the prior fiscal year. This increase reflects lower realized electric retail margins of $5.0 million due to quarterly fluctuations in the pattern of margin recognition, partially offset by increased sales volumes resulting from customer growth versus the same quarter in the prior year and an increase of $14.9 million in unrealized margins due to fluctuating market prices.

The pattern of margin recognition that the retail energy-marketing segment realizes in a given quarter varies from year to year. Operating expenses declined due to lower customer acquisition expenses in the current quarter compared to the same quarter of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $1.0 million for the three months ended December 31, 2012, compared to net income of $0.3 million reported for the same period of the prior fiscal year. This increase is primarily due to higher revenue from new commercial solar projects in the current period and higher margins on project work for government agency customers.

Wholesale Energy Solutions

The Wholesale Energy Solutions segment reported a net income of $1.3 million for the three months ended December 31, 2012, compared to net income of $5.2 million reported for the same period of the prior fiscal year. This decrease is primarily due to lower net unrealized margins of $13.6 million due to changes in the fair value of derivatives and differences in lower-of-cost-or-market valuations partially offset by approximately $9.7 million of higher realized margins due to favorable summer/winter storage spreads. Operation and maintenance expenses were higher as a result of investments in new storage and optimization arrangements.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $1.6 million three months ended December 31, 2012, compared to net losses of $0.3 million reported for the same period of the prior fiscal year.

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

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and could adversely affect both our borrowing costs and our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or requirements to provide creditors with additional support in the event of a determination of insufficient creditworthiness. During the three months ended December 31, 2012, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2013 through a mixture of operating earnings, issuances of commercial paper, and in the case of Washington Gas, issuance of MTNs.

We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of December 31, 2012, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 67.8% common equity, 1.5% preferred stock and 30.7% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At December 31, 2012, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 72% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occur during the first and second fiscal quarters. Accordingly, Washington Gas typically earns more net income in the first six months of the fiscal year than it does for the entire fiscal year.

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

Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods when a large portion of the storage gas is sold. At December 31, 2012 and September 30, 2012, Washington Gas had balances in gas storage of $105.3 million and $114.5 million, respectively; WGEServices had balances in gas storage of $38.7 million and $46.8 million, respectively, and CEV had balances in gas storage of $136.4 million and $122.9 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases. WGEServices and CEV may be required to provide parent guarantees from WGL Holdings for certain transactions.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At December 31, 2012 and September 30, 2012, Washington Gas had a net $12.4 million and $11.7 million in under-collection of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2013. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1st of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2012 and September 30, 2012, Washington Gas had a net regulatory liability of $34.1 million and a net regulatory asset of $20.2 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $283.6 million and $155.0 million at December 31, 2012 and $301.1 million and $251.2 million at September 30, 2012, respectively. The credit facility for WGL Holdings permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and CEV may require deposits from certain customers and suppliers, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At December 31, 2012 and September 30, 2012, “Customer deposits and advance payments” totaled $79.6 million and $89.3 million, respectively. For both periods, almost all of these deposits related to customer deposits for Washington Gas.

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

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Long-Term Cash Requirements and Related Financing

The primary drivers of our long-term cash requirements include capital expenditures, long-term debt maturities, and decisions to refinance long-term debt. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system. Refer to our 2012 Annual Report for a discussion of our long-term debt maturities and capital expenditures.

At December 31, 2012, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

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

Credit Ratings for Outstanding Debt Instruments

	WGL Holdings		Washington Gas
Rating Service	Unsecured Medium-Term Notes (Indicative)(a)	Commercial Paper	Unsecured Medium- Term Notes	Commercial Paper
Fitch Ratings(b)	A+	F1	AA–	F1
Moody’s Investors Service(c)	Not Rated	P-2	A2	P-1
Standard & Poor’s Ratings Services(d)	A+	A-1	A+	A-1

(a)	Indicates the ratings that may be applicable if WGL Holdings were to issue unsecured MTNs.
(b)	The long-term debt ratings outlook issued by Fitch Ratings for WGL Holdings and Washington Gas is stable.
(c)	The long-term debt ratings outlook issued by Moody’s Investors Service for Washington Gas is stable.
(d)	On October 5, 2012, Fitch lowered the commercial paper rating of Washington Gas from F1+ to F1 in adherence to changes in short-term rating criteria for non-financial corporate issuers.

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas incur credit facility fees which in some cases are based on the long-term debt ratings of Washington Gas. In the event the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 6.0 basis points and the highest is 17.5 basis points.

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2012, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At December 31, 2012, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

WGL Holdings guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and CEV (refer to our 2012 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At December 31, 2012, WGEServices would be required to provide $0.1 million in additional credit support for these arrangements if the long-term credit rating of WGL Holdings was to be downgraded by a one rating level. CEV would not be required to provide any additional credit support.

Cash Flows Used in Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash used in operating activities totaled $17.0 million for the three months ended December 31, 2012. Net cash used in operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:

•

Accounts receivable and unbilled revenues—net increased $197.9 million from September 30, 2012, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•

Accounts payable and other accrued liabilities increased $42.5 million, due to a seasonal increase in the volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers for the winter heating season and for Washington Gas’ asset optimization program.

•	Deferred assets—other decreased $14.9 million primarily related to a decrease in market value and settlement of derivative assets.

•	Accrued taxes increased $9.1 million from September 30, 2012 primarily due to an increase in fuel taxes in Maryland and the District of Columbia.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities totaled $94.7 million for the three months ended December 31, 2012, reflecting the issuance of $113.7 million of notes payable, partially offset by dividends on common and preferred stock of $19.7 million.

Cash Flows Used in Investing Activities

During the three months ended December 31, 2012, cash flows used in investing activities totaled $83.4 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar Photovoltaic (Solar PV) facilities and investments in a partnership to directly fund residential Solar PV facilities.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS

Contractual Obligations

We have certain contractual obligations incurred in the normal course of business that require us to make fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and electricity commodity commitments and our commitments related to the business process outsourcing program.

Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion in our 2012 Annual Report. Note 4 of the Notes to Consolidated Financial Statements in our 2012 Annual Report includes a discussion of long-term debt, including debt maturities. Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report reflects information about the various contracts of Washington Gas, WGEServices and CEV. Additionally, refer to Note 12 of the Notes to Consolidated Financial Statements in this quarterly report.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

There have been no significant changes to contractual obligations in the three month period ended December 31, 2012.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of December 31, 2012 and September 30, 2012, work on these construction projects that was not completed or accepted by customers was valued at $7.7 million and $6.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at December 31, 2012 or September 30, 2012.

Financial Guarantees

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV and on behalf of other non affiliated parties for its banking. At December 31, 2012, these guarantees totaled $472.7 million, $152.0 million and $2.1 million for WGEServices, CEV and other non affiliated parties, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $4.5 million at December 31, 2012 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the $631.3 million total, $5.0 million of guarantees expired on January 3, 2013, and $3.2 million is due to expire on April 15, 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

Effective October 1, 2011, WGL Holdings began charging fees for guarantees to its subsidiaries in an amount equal to the daily guarantee exposure multiplied by a monthly weighted average interest rate. During both the three months ended December 31, 2012 and 2011 the total fees charged by WGL Holdings to its subsidiaries was $0.1 million. Most of these fees were charged to WGEServices and have been eliminated in the accompanying consolidated financial statements of WGL Holdings.

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

On March 9, 2012, the U.S. District Court issued an order and memorandum opinion that denied Washington Gas’ motion for summary judgment. Washington Gas filed a notice of appeal with the U.S. Circuit Court of Appeals for the Fourth Circuit on April 3, 2012. Oral Argument occurred on December 5, 2012. The case now awaits a decision by the assigned U.S. Circuit Court Judge.

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

The current forecast for mechanical coupling remediation and replacement work includes a planned $62.0 million, five-year, mechanically coupled pipe replacement program approved by the SCC of VA on April 21, 2011 as part of Washington Gas’ Steps to Advance Virginia’s Energy Plan (SAVE) filing (the approved five-year SAVE plan is the first part of a fifteen-year timeline for pipe replacements in Virginia) and the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which is now estimated to cost $35.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the PSC of DC. On August 6, 2012, Washington Gas filed an application with the SCC of VA to amend its approved SAVE plan to include three additional categories of high risk pipe and to increase its SAVE expenditures to $191.4 million over a five year period beginning on January 1, 2013. On November 15, 2012, the SCC of VA approved these amendments. In Washington Gas’ current base rate proceeding in the District of Columbia, Washington Gas is requesting a continuation of the rate recovery mechanism. Additionally, Washington Gas has budgeted approximately $48.0 million related to a planned five-year mechanically coupled pipe replacement program in Maryland. The accelerated pipe replacement plan in Maryland was proposed as a thirty-year program with $115.0 million to be spent during the first five years.

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

Commonwealth Pipeline

In February 2012, CEV entered into a joint development agreement with UGI Energy Services, Inc. (UGI) and Inergy Midstream, L.P. (Inergy), to jointly market and develop an interstate pipeline named the Commonwealth Pipeline. The proposed pipeline will consist initially of approximately 120 miles of thirty-inch pipeline extending south from the terminus of Inergy’s Marc I line in Lycoming County, Pennsylvania. The proposed interstate pipeline project is expected to have an initial capacity of 800,000 dekatherms of natural gas per day and is expected to cost approximately $800 million and be funded equally by the three parties. The pipeline is expected to cross and link with a number of interstate pipelines along its route, providing even greater supply diversity to the mid-Atlantic region while simultaneously providing Marcellus and Utica natural gas producers with direct access to expanding markets currently served by legacy interstate pipelines. The new pipeline will provide the central Pennsylvania and Philadelphia metropolitan region markets with direct access to abundant supplies of Marcellus and Utica natural gas through a safe, reliable and cost-effective transportation system. CEV, Inergy and UGI expect to be equal equity holders of the project.

Although the initial response to the non-binding open season was positive, subsequent efforts to convert this response into binding commitments have not initially been successful. We believe the project still has merit as a means to move gas from a constrained production area to the market area and we will continue to promote the project. When sufficient interest in the project is evidenced, the project sponsors will commence field work and make the required filing with the FERC.

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

Washington Gas, WGEServices and CEV operate under an existing credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas, WGEServices and CEV have each obtained credit enhancements from certain of their counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, Washington Gas, WGEServices and CEV may grant unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At December 31, 2012, Washington Gas, WGEServices and CEV provided $4.0 million, $20.0 million and $14.2 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2012 for Washington Gas, WGEServices and CEV, separately.

Credit Exposure to Wholesale Counterparties (In millions)

Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$37.6	$0.1	$37.5	2	$24.9
Non-Investment Grade	4.8	3.1	1.7	1	1.7
No External Ratings	2.0	—	2.0	—	—
WGEServices
Investment Grade	$—	$—	$—	—	$—
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.6	—	0.6	1	0.6
CEV
Investment Grade	$18.1	$—	$18.1	3	$15.5
Non-Investment Grade	—	—	—	—	—
No External Ratings	2.2	—	2.2	—	—

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

Retail Credit Risk

Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high-risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas implemented a POR program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables.

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

WGESystems is exposed to minimal amounts of retail credit risk associated with solar energy sales under long term agreements. WGSW is exposed to secondary credit risk based on its partnership investment where the partnership has retail credit risk from long term lease agreements and is exposed to credit risk on receivables from its leased assets. CEV is not subject to retail credit risk.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the three months ended December 31, 2012:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2012	$47.3
Net fair value of contracts entered into during the period	(8.2)
Other changes in net fair value	(10.9)
Realized net settlement of derivatives	(2.5)
Net assets (liabilities) at December 31, 2012	$25.7

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2012	$47.3
Recorded to income	(7.2)
Recorded to regulatory assets/liabilities	(11.9)
Realized net settlement of derivatives	(2.5)
Net assets (liabilities) at December 31, 2012	$25.7

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at December 31, 2012, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	7.9	—	5.7	2.2	—	—	—
Level 3 — Significant unobservable inputs	17.8	(4.2)	(2.9)	4.8	7.6	7.3	5.2
Total net assets (liabilities) associated with our energy-related derivatives	$25.7	$(4.2)	$2.8	$7.0	$7.6	$7.3	$5.2

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Price Risk Related to the Non-Utility Segments

Retail Energy-Marketing. Our retail energy-marketing subsidiary, WGEServices, sells natural gas and electricity to retail customers at both fixed and indexed prices. WGEServices must manage daily and seasonal demand fluctuations for these products with its suppliers. Price risk exists to the extent WGEServices does not closely match the timing and volume of natural gas and electricity it purchases with the related fixed price or indexed sales commitments. WGEServices’ risk management policies and procedures are designed to minimize this risk.

A portion of WGEServices’ annual natural gas sales volumes is subject to variations in customer demand associated with fluctuations in weather and other factors. Purchases of natural gas to fulfill retail sales commitments are generally made under fixed-volume contracts based on certain weather assumptions. If there is significant deviation from normal weather or other factors which affect customer usage, purchase commitments may differ significantly from actual customer usage. To the extent that WGEServices cannot match its customer requirements and supply commitments, it may be exposed to commodity price and volume variances, which could negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). WGEServices manages these risks through the use of derivative instruments including financial products.

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

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the three months ended December 31, 2012:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2012	$(14.2)
Net fair value of contracts entered into during the period	1.4
Other changes in net fair value	(12.8)
Realized net settlement of derivatives	10.8
Net liabilities at December 31, 2012	$(14.8)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2012	$(14.2)
Recorded to income	(9.1)
Recorded to accounts payable	(2.3)
Realized net settlement of derivatives	10.8
Net liabilities at December 31, 2012	$(14.8)

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at December 31, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(23.1)	(15.4)	(7.4)	(0.3)	—	—	—
Level 3 — Significant unobservable inputs	8.3	6.0	2.2	0.1	—	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$(14.8)	$(9.4)	$(5.2)	$(0.2)	$—	$—	$—

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Wholesale Energy Solutions. CEV engages in wholesale commodity transactions to optimize its owned and managed natural gas assets. Price risk exists to the extent CEV does not closely match the volume of physical natural gas it purchases with the related forward sales entered into as hedges. CEV’s risk management policies and procedures are designed to minimize this risk. Depending upon the nature of its forward hedges, CEV may also be exposed to fluctuations in mark-to-market valuations based on changes in forward price curves. CEV pays fixed fair market prices for its owned storage assets and is subject to variations in annual summer-winter spreads associated with weather and other market factors. To the extent there are significant variations in weather, CEV may incur price variances that negatively impact expected gross margins (refer to the section entitled “Weather Risk” for a further discussion of our management of weather risk). CEV manages this risk through the use of derivative instruments, including financial products.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives during the three months ended December 31, 2012:

Wholesale Energy Solutions Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2012	$19.7
Net fair value of contracts entered into during the period	11.3
Other changes in net fair value	2.5
Realized net settlement of derivatives	(22.8)
Net assets at December 31, 2012	$10.7

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Wholesale Energy Solutions Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2012	$19.7
Recorded to income	13.8
Realized net settlement of derivatives	(22.8)
Net assets at December 31, 2012	$10.7

The maturity dates of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives recorded at fair value at December 31, 2012 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Wholesale Energy Solutions Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	10.7	4.9	5.8	—	—	—	—
Level 3 — Significant unobservable inputs	—	—	—	—	—	—	—
Total net assets associated with our energy-related derivatives	$10.7	$4.9	$5.8	$—	$—	$—	$—

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk

WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at December 31, 2012 was approximately $2,400 and $10,500, related to its natural gas and electric portfolios, respectively. At December 31, 2012, the high, low and average value-at-risk for natural gas was $8,900, $200 and $2,800, respectively. At December 31, 2012, the high, low and average value-at-risk for electric was $11,800, $7,700 and $9,500, respectively. At September 30, 2012, WGEServices’ value-at-risk was approximately $900 and $13,900, related to its natural gas and electric portfolios, respectively.

Weather Risk

We are exposed to various forms of weather risk in both our regulated utility and non-utility business segments. To the extent Washington Gas does not have weather related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern. Washington Gas currently has a weather protection strategy that is designed to neutralize the estimated financial effects of weather on its net income within a reasonable range of weather expectations, as discussed below.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The financial results of our retail energy-marketing business, WGEServices, are affected by variations from normal weather primarily in the winter relating to its natural gas sales, and throughout the fiscal year relating to its electricity sales. WGEServices manages these weather risks with, among other things, weather related instruments.

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

For the RNA, WNA, and CRA mechanisms, periods of colder-than-normal weather generally would cause Washington Gas to record a reduction to its revenues and establish a refund liability to customers, while the opposite would generally result during periods of warmer-than-normal weather. However, factors such as volatile weather patterns and customer conservation may cause the RNA and the CRA mechanisms to function conversely because they adjust billed revenues to provide a designed level of net revenue per meter.

Weather Derivatives. On August 15, 2012, Washington Gas executed Heating Degree Day (HDD) weather related derivative contracts to manage its financial exposure to variations from normal weather in the District of Columbia for fiscal year 2013 resulting in net premium payment to Washington Gas of $0.7 million. Under these contracts, Washington Gas purchased protections against net revenue shortfalls due to warmer-than-normal weather and sold colder-than-normal weather benefits.

WGEServices utilizes HDD instruments from time to time to manage weather risks related to its natural gas and electricity sales. WGEServices also utilizes cooling degree day (CDD) instruments and other instruments to manage weather and price risks related to its electricity sales during the summer cooling season. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in HDDs or CDDs. Refer to Note 8—Derivatives of the Notes to Consolidated Financial Statements for further discussion of the accounting for these weather-related instruments.

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

Washington Gas’ net income applicable to its common stock was $38.4 million and $44.2 million for the three months ended December 31, 2012 and 2011, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) lower unrealized margins associated with our asset optimization program; (ii) higher operation and maintenance expenses; (iii) an increase in depreciation expense due to the growth in, and changes in the asset mix of, our investment in utility plant and (iv) a decrease in the recovery of storage carrying costs on lower average storage gas inventory balances. Partially offsetting these variances were: (i) lower income taxes due to a decrease in the effective tax; (ii) higher revenues due to the timing of rate relief in Maryland and (iii) an increase in revenues related to growth of more than 10,600 average active customer meters.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2012 and 2011.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	December 31,		Increase/
	2012	2011	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	264.9	232.7	32.2
Gas delivered for others	150.5	140.7	9.8
Total firm	415.4	373.4	42.0
Interruptible
Gas sold and delivered	0.7	0.7	—
Gas delivered for others	76.0	71.9	4.1
Total interruptible	76.7	72.6	4.1
Electric generation—delivered for others	51.2	7.8	43.4
Total deliveries	543.3	453.8	89.5

Degree Days
Actual	1,309	1,194	115
Normal	1,348	1,350	(2)
Percent colder (warmer) than normal	(2.9)%	(11.6)%	n/a
Average active customer meters	1,099,176	1,088,528	10,648
New customer meters added	3,428	3,456	(28)

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

During the three months ended December 31, 2012, total gas deliveries to firm customers were 415.4 million therms, an increase of 42.0 million therms from 373.4 million therms delivered in the period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current quarter than in the same quarter of the prior year and an increase in average active customer meters of 10,648.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather, when measured by HDDs was 2.9% warmer than normal for the three months ended December 31, 2012, compared to 11.6% warmer than normal for the same period of the prior fiscal year. Including the effects of our weather protection strategy, there were no material effects on net income attributed to colder or warmer than normal weather on either the quarter ended December 31, 2012 or 2011.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 4.1 million therms during the three months ended December 31, 2012, compared to the same period of the prior fiscal year, reflecting increased demand due to weather.

In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. The company shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended December 31, 2012, deliveries to these customers increased by 43.4 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Washington Gas are substantially the same as the liquidity and capital resources discussion included in the Management’s Discussion of WGL Holdings (except for certain items and transactions that pertain to WGL Holdings and its unregulated subsidiaries). Those explanations are incorporated by reference into this discussion.

RATES AND REGULATORY MATTERS

Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in each of Washington Gas’ jurisdictions. For a more detailed discussion of the matters below, refer to our combined Annual Report on Form 10-K for WGL Holdings and Washington Gas for the fiscal year ended September 30, 2012.

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

District of Columbia Base Rate Case. On November 2, 2011, the PSC of DC docketed a proceeding to investigate the reasonableness of Washington Gas’ base rates and charges and required Washington Gas to file a base rate case no later than 90 days from the date of the order. On February 29, 2012, Washington Gas filed a request with the PSC of DC for a $29.0 million annual increase in revenues. The $29.0 million revenue increase requested in this application included a proposed overall rate of return of 8.91% and a return on common equity of 10.90%. Washington Gas is also proposing to expand the existing program to replace or encapsulate certain vintage mechanical couplings, which was previously approved by the PSC of DC, to include the accelerated replacement of certain pipe in its system. Washington Gas plans to invest approximately $119.0 million to replace aging distribution pipe in the District of Columbia over the next five years and included, in this proposal, a request for approval of these expenditures over the next five years as well as a surcharge updated annually to recover the investment as it is made. Washington Gas also provided a proposed procedural schedule and proposed issues list for consideration in the case. On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. Intervenor testimony was filed in July 2012, rebuttal testimony was filed in August 2012 and evidentiary hearings were held in October 2012. Initial and reply briefs were filed in November 2012.

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

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by Competitive Service Providers (CSPs) which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future. On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the Maryland Office of People’s Counsel (MD OPC) filed a stipulation which, pending approval by the public utility law judge, would resolve all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and that no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, Washington Gas has recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.3 million relates to its affiliate, WGEServices. On November 29, 2012, the Public Utility Law Judge issued a Proposed Order of Public Utility Law Judge approving the Stipulation. The Proposed Order became final on January 3, 2013.

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

On August 16, 2012, the PSC of MD issued an order affirming the POHE. The order left open the question of Washington Gas’ use of the ratable fill method to price storage injections for review and directed Washington Gas to consult with other parties to develop greater transparency and separate accounting of asset optimization transactions.

On November 15, 2012, Washington Gas filed a proposed stipulation among Washington Gas, and the Office of the People’s Counsel with the PSC of MD which resolves the open items. Based on the terms of the stipulation, Washington Gas has recorded the favorable effect of a change in sharing in fiscal year 2012, increasing Washington Gas’ share of realized margins by $2.9 million. On December 5, 2012, the Public Utility Law Judge issued a Proposed Order approving the Stipulation. The Proposed order became final on January 7, 2013.

Maryland Base Rate Case. On April 30, 2012, Washington Gas filed a petition for rehearing with the PSC of MD which requested the Commission reverse its decisions in the March 29, 2012 order denying Washington Gas’ request for an adjustment related to other tax adjustments and the costs to initiate the outsourcing agreement with Accenture, LLC. Washington Gas also filed a petition for judicial review of the PSC of MD’s March 29, 2012 order with the Circuit Court for Baltimore City to preserve its right to appeal in this case. Washington Gas has requested the Circuit Court to hold further proceedings on the appeal in abeyance pending the PSC of MD’s action on the petition for rehearing. In its reply to the Circuit Court, the PSC of MD agreed with Washington Gas’ request to hold further proceedings on the appeal in abeyance pending further PSC of MD action.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE). On December 4, 2012, Washington Gas filed an application to amend its CARE Plan to allow it to (i) continue to implement its CARE Plan for residential customer classes with a revised portfolio of programs for residential customers and (ii) extend its CARE plan to small commercial and industrial customer classes; and (iii) implement its amended CARE Plan for a three-year period beginning on May 1, 2013. On December 19, 2012, the Commission issued its Order for Notice and comment establishing the procedural schedule of the proceeding. Interested parties are required to file notices of participation or request for a hearing by January 25, 2013; the Staff Report is due by February 28, 2013 and Washington Gas’ rebuttal or comments by March 7, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

Affiliate Transactions. On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised service agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. On December 21, 2012, the SCC of VA approved the revised services agreements with only minor modifications. On January 18, 2013, Washington Gas filed a separate application requesting approval of revised service agreements between Washington Gas and each of the remaining five affiliates receiving services.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following issues related to our market risks are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference into this discussion.

•	Price Risk Related to the Regulated Utility Segment

•	Price Risk Related to the Non-Utility Segments

•	Value-At-Risk

•	Weather Risk

•	Interest-Rate Risk

ITEM 4. CONTROLS AND PROCEDURES – WGL Holdings

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL Holdings are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of December 31, 2012. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 12 — Commitments and Contingencies, contained in Part I under the Notes to Consolidated Financial Statements.

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

On August 14, 2012, a third-party complaint was filed against Washington Gas and WGL Holdings, Inc. in the Arlington County Circuit Court in Virginia (“the Court”) by The Carlin Limited Partnership and Foundation Property Management, Inc. (“defendants”). The case involves a complaint filed by plaintiff Marianne Karklins, against defendants, seeking $50 million in damages for injuries sustained as a result of an explosion and fire in an apartment on May 21, 2011. Pursuant to the complaint, the plaintiff asserts claims of negligence and negligence per se against the defendants for her injuries. The third-party complaint was filed on behalf of defendants and seeks contribution for any sums awarded to the plaintiff. Washington Gas and WGL Holdings, Inc. filed a demurrer which was sustained by the Court in a letter opinion dated November 28, 2012, effectively dismissing the third-party complaint. The Court allowed the defendants the opportunity to file an amended third-party complaint following the entry of the order sustaining the demurrer. Proceedings related to the amended third-party complaint are currently pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Exhibits Incorporated by Reference

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

Schedule/ Exhibit	Description

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

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-registrants)

Date: February 6, 2013	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer)