Form 10-Q
period 2013-03-31
WASHINGTON GAS LIGHT CO; WGL HOLDINGS INC
filed 2013-05-02
CIK 104819, 1103601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

WGL Holdings, Inc. common stock, no par value, outstanding as of April 30, 2013: 51,705,892 shares.

All of the outstanding shares of common stock ($1 par value) of Washington Gas Light Company were held by WGL Holdings, Inc. as of April 30, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

For the Quarter Ended March 31, 2013

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, revenues and other future financial business performance or strategies and expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could.” Although the registrants, WGL Holdings and Washington Gas, believe such forward-looking statements are based on reasonable assumptions, they cannot give assurance that every objective will be achieved. Forward-looking statements speak only as of today, and the registrants assume no duty to update them. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the level and rate at which costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process in connection with constructing, operating and maintaining Washington Gas’ natural gas distribution system;

•	the ability to implement successful approaches to modify the current or future composition of gas delivered to customers or to remediate the effects of the current or future composition of gas delivered to customers, as a result of the introduction of gas from the Dominion Cove Point or the Southern LNG, Inc. Elba Island facility to Washington Gas’ natural gas distribution system or changes in the composition of domestic natural gas as a result of liquids processing and new domestic sources of natural gas;

•	Cyber security threats and related incidents;

•	the availability of natural gas supply and interstate pipeline transportation and storage capacity;

•	the ability of natural gas producers, pipeline gatherers and natural gas processors to deliver natural gas into interstate pipelines for delivery by those interstate pipelines to the entrance points of Washington Gas’ natural gas distribution system as a result of factors beyond our control;

•	changes and developments in economic, competitive, political and regulatory conditions;

•	changes in capital and energy commodity market conditions;

•	changes in credit ratings of debt securities of WGL Holdings or Washington Gas that may affect access to capital or the cost of debt;

•	changes in credit market conditions and creditworthiness of customers and suppliers;

•	changes in relevant laws and regulations, including tax, environmental, pipeline integrity and employment laws and regulations;

•	legislative, regulatory and judicial mandates or decisions affecting business operations or the timing of recovery of costs and expenses;

•	the timing and success of business and product development efforts and technological improvements;

•	the pace of deregulation efforts and the availability of other competitive alternatives to our products and services;

•	changes in accounting principles;

•	new commodity purchase and sales contracts or financial contracts and modifications in the terms of existing contracts that may materially affect fair value calculations under derivative accounting requirements;

(ii)

WGL Holdings, Inc.

Washington Gas Light Company

•	the ability to manage the outsourcing of several business processes;

•	acts of nature;

•	terrorist activities and

•	other uncertainties.

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

(iii)

WGL Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements

(In thousands)	March 31, 2013	September 30, 2012
ASSETS
Property, Plant and Equipment
At original cost	$3,900,042	$3,807,036
Accumulated depreciation and amortization	(1,174,763)	(1,139,623)
Net property, plant and equipment	2,725,279	2,667,413
Current Assets
Cash and cash equivalents	9,664	10,263
Receivables
Accounts receivable	423,454	238,945
Gas costs and other regulatory assets	15,380	40,835
Unbilled revenues	199,328	109,919
Allowance for doubtful accounts	(21,418)	(19,792)
Net receivables	616,744	369,907
Materials and supplies—principally at average cost	23,523	23,843
Storage gas	164,871	283,008
Deferred income taxes	19,151	12,404
Other prepayments	41,564	80,240
Derivatives	18,103	43,196
Other	12,101	9,900
Total current assets	905,721	832,761
Deferred Charges and Other Assets
Regulatory assets
Gas costs	2,283	—
Pension and other post-retirement benefits	424,129	435,118
Other	76,028	68,431
Derivatives	33,787	61,751
Other	64,590	45,473
Total deferred charges and other assets	600,817	610,773
Total Assets	$4,231,817	$4,110,947

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,374,033	$1,269,556
Washington Gas Light Company preferred stock	28,173	28,173
Long-term debt	554,740	589,202
Total capitalization	1,956,946	1,886,931
Current Liabilities
Current maturities of long-term debt	37,000	18
Notes payable	182,100	247,700
Accounts payable and other accrued liabilities	298,662	270,387
Wages payable	17,575	16,886
Accrued interest	3,460	3,524
Dividends declared	22,045	20,975
Customer deposits and advance payments	59,575	89,320
Gas costs and other regulatory liabilities	60,472	20,664
Accrued taxes	66,848	23,036
Derivatives	15,312	36,459
Other	30,946	28,046
Total current liabilities	793,995	757,015
Deferred Credits
Unamortized investment tax credits	32,966	25,260
Deferred income taxes	639,191	621,451
Accrued pensions and benefits	312,675	313,504
Asset retirement obligations	72,996	71,415
Regulatory liabilities
Gas costs	—	19,511
Accrued asset removal costs	322,928	325,618
Other	15,386	15,047
Derivatives	17,775	13,208
Other	66,959	61,987
Total deferred credits	1,480,876	1,467,001
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$4,231,817	$4,110,947

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2013	2012	2013	2012
OPERATING REVENUES
Utility	$527,174	$460,700	$875,107	$824,847
Non-utility	364,209	378,744	703,012	742,354
Total Operating Revenues	891,383	839,444	1,578,119	1,567,201
OPERATING EXPENSES
Utility cost of gas	244,201	188,475	387,171	343,784
Non-utility cost of energy-related sales	323,740	356,114	622,889	691,976
Operation and maintenance	88,001	85,057	171,503	166,681
Depreciation and amortization	25,544	24,106	52,848	48,346
General taxes and other assessments	54,182	47,281	93,248	84,078
Total Operating Expenses	735,668	701,033	1,327,659	1,334,865
OPERATING INCOME	155,715	138,411	250,460	232,336
Other Income—Net	951	1,953	1,496	2,994
Interest Expense	8,951	9,521	18,144	19,343
INCOME BEFORE INCOME TAXES	147,715	130,843	233,812	215,987
INCOME TAX EXPENSE	57,880	56,334	91,259	90,710
NET INCOME	$89,835	$74,509	$142,553	$125,277
Dividends on Washington Gas Light Company preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$89,505	$74,179	$141,893	$124,617

AVERAGE COMMON SHARES OUTSTANDING
Basic	51,681	51,511	51,657	51,473
Diluted	51,828	51,561	51,759	51,546

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.73	$1.44	$2.75	$2.42
Diluted	$1.73	$1.44	$2.74	$2.42
DIVIDENDS DECLARED PER COMMON SHARE	$0.4200	$0.4000	$0.8200	$0.7875

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
NET INCOME	$89,835	$74,509	$142,553	$125,277
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(12)	(26)	(24)	(65)
Change in actuarial net loss	463	312	925	686
Change in transition obligation	62	60	71	(306)
Total pension and other postretirement benefit plans	$513	$346	$972	$315
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	209	148	392	126
OTHER COMPREHENSIVE INCOME	$304	$198	$580	$189
COMPREHENSIVE INCOME	$90,139	$74,707	$143,133	$125,466

The accompanying notes are an integral part of these statements.

WGL Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$142,553	$125,277
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	52,848	48,346
Amortization of:
Other regulatory assets and liabilities—net	475	470
Debt related costs	431	441
Deferred income taxes—net	9,087	25,617
Accrued/deferred pension cost	15,965	9,708
Compensation expense related to equity awards	3,266	3,203
Provision for doubtful accounts	7,413	12,187
Other non-cash charges (credits)—net	8,470	3,635
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues—net	(279,705)	(205,971)
Gas costs and other regulatory assets/liabilities—net	65,263	8,330
Storage gas	118,137	114,706
Other prepayments	38,676	31,368
Accounts payable and other accrued liabilities	51,551	(10,108)
Wages payable	689	25
Customer deposits and advance payments	(29,745)	(7,562)
Accrued taxes	43,812	52,200
Accrued interest	(64)	(207)
Other current assets	23,212	(55,387)
Other current liabilities	(18,247)	35,654
Deferred gas costs—net	(21,794)	30,255
Deferred assets—other	28,453	4,048
Deferred liabilities—other	(3,860)	(18,386)
Other—net	4,724	76
Net Cash Provided by Operating Activities	261,610	207,925
FINANCING ACTIVITIES
Common stock issued	(98)	1,343
Long-term debt issued	2,536	—
Long-term debt retired	—	(52,000)
Notes payable issued (retired)—net	(65,600)	92,469
Dividends on common stock and preferred stock	(39,406)	(37,906)
Other financing activities—net	701	(695)
Net Cash (Used In) Provided by Financing Activities	(101,867)	3,211
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(143,739)	(109,832)
Investments in non-utility interests	(18,650)	(11,157)
Distributions from non-utility interests	2,047	2,721
Net Cash Used in Investing Activities	(160,342)	(118,268)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(599)	92,868
Cash and Cash Equivalents at Beginning of Year	10,263	4,332
Cash and Cash Equivalents at End of Period	$9,664	$97,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(11,979)	$20,644
Interest paid	$17,853	$19,824
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$2,536	$(1,393)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$9,678	$16,492
Dividend reinvestment	$2,564	$2,634

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Balance Sheets (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

(In thousands)	March 31, 2013	September 30, 2012
ASSETS
Property, Plant and Equipment
At original cost	$3,767,372	$3,686,192
Accumulated depreciation and amortization	(1,144,926)	(1,111,796)
Net property, plant and equipment	2,622,446	2,574,396
Current Assets
Cash and cash equivalents	1	1
Receivables
Accounts receivable	225,139	99,514
Gas costs and other regulatory assets	15,380	40,835
Unbilled revenues	103,433	19,300
Allowance for doubtful accounts	(18,273)	(17,129)
Net receivables	325,679	142,520
Materials and supplies—principally at average cost	23,477	23,797
Storage gas	39,194	114,826
Deferred income taxes	18,551	14,416
Other prepayments	12,975	55,255
Receivables from associated companies	7,106	5,532
Derivatives	4,269	9,206
Other	1,043	1,451
Total current assets	432,295	367,004
Deferred Charges and Other Assets
Regulatory assets
Gas costs	2,283	—
Pension and other post-retirement benefits	421,310	432,168
Other	76,014	68,429
Derivatives	26,813	50,973
Other	12,583	10,295
Total deferred charges and other assets	539,003	561,865
Total Assets	$3,593,744	$3,503,265
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity	$1,104,632	$1,025,743
Preferred stock	28,173	28,173
Long-term debt	554,740	589,202
Total capitalization	1,687,545	1,643,118
Current Liabilities
Current maturities of long-term debt	37,000	18
Notes payable	27,000	98,800
Accounts payable and other accrued liabilities	159,263	142,193
Wages payable	16,745	15,827
Accrued interest	3,460	3,524
Dividends declared	19,333	18,912
Customer deposits and advance payments	56,424	89,320
Gas costs and other regulatory liabilities	60,472	20,664
Accrued taxes	66,462	19,108
Payables to associated companies	34,364	28,540
Derivatives	6,916	10,512
Other	9,930	5,136
Total current liabilities	497,369	452,554
Deferred Credits
Unamortized investment tax credits	7,800	8,249
Deferred income taxes	618,092	605,938
Accrued pensions and benefits	309,782	310,605
Asset retirement obligations	71,686	70,141
Regulatory liabilities
Gas costs	—	19,511
Accrued asset removal costs	322,928	325,618
Other	15,386	15,047
Derivatives	15,028	3,507
Other	48,128	48,977
Total deferred credits	1,408,830	1,407,593
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$3,593,744	$3,503,265

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
OPERATING REVENUES	$535,950	$471,057	$891,767	$841,950
OPERATING EXPENSES
Utility cost of gas	252,837	197,741	403,285	359,558
Operation and maintenance	72,808	69,450	143,072	136,592
Depreciation and amortization	24,653	23,553	51,141	47,004
General taxes and other assessments	51,162	44,656	87,612	78,920
Total Operating Expenses	401,460	335,400	685,110	622,074
OPERATING INCOME	134,490	135,657	206,657	219,876
Other Income—Net	303	1,054	312	1,744
Interest Expense	8,857	9,409	17,952	19,170
INCOME BEFORE INCOME TAXES	125,936	127,302	189,017	202,450
INCOME TAX EXPENSE	48,671	54,830	73,035	85,472
NET INCOME	$77,265	$72,472	$115,982	$116,978
Dividends on Washington Gas preferred stock	330	330	660	660
NET INCOME APPLICABLE TO COMMON STOCK	$76,935	$72,142	$115,322	$116,318

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
NET INCOME	$77,265	$72,472	$115,982	$116,978
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other postretirement benefit plans
Change in prior service cost (credit)	(12)	(26)	(24)	(65)
Change in actuarial net loss	463	312	925	686
Change in transition obligation	62	60	71	(306)
Total pension and other postretirement benefit plans	$513	$346	$972	$315
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	209	148	392	126
OTHER COMPREHENSIVE INCOME	$304	$198	$580	$189
COMPREHENSIVE INCOME	$77,569	$72,670	$116,562	$117,167

The accompanying notes are an integral part of these statements.

Washington Gas Light Company

Statements of Cash Flows (Unaudited)

Part I—Financial Information

Item 1—Financial Statements (continued)

	Six Months Ended March 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$115,982	$116,978
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	51,141	47,004
Amortization of:
Other regulatory assets and liabilities—net	476	470
Debt related costs	430	440
Deferred income taxes—net	6,002	17,334
Accrued/deferred pension cost	15,834	9,631
Compensation expense related to equity awards	2,522	2,545
Provision for doubtful accounts	5,983	9,839
Other non-cash charges (credits)—net	899	(755)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable, unbilled revenues and receivables from associated companies—net	(216,171)	(127,838)
Gas costs and other regulatory assets/liabilities—net	65,263	8,330
Storage gas	75,632	99,117
Other prepayments	42,280	13,667
Accounts payable and other accrued liabilities, including payables to associated companies	34,865	17,208
Wages payable	918	111
Customer deposits and advance payments	(32,896)	(7,550)
Accrued taxes	47,354	72,384
Accrued interest	(64)	(207)
Other current assets	5,665	(11,333)
Other current liabilities	1,198	(1,300)
Deferred gas costs—net	(21,794)	30,255
Deferred assets—other	23,943	13,324
Deferred liabilities—other	(2,355)	(34,185)
Other—net	37	226
Net Cash Provided by Operating Activities	223,144	275,695
FINANCING ACTIVITIES
Long-term debt issued	2,536	—
Long-term debt retired	—	(52,000)
Notes payable issued (retired)—net	(71,800)	(22)
Dividends on common stock and preferred stock	(37,844)	(37,459)
Other financing activities—net	(223)	879
Net Cash Used in Financing Activities	(107,331)	(88,602)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(115,813)	(94,232)
Net Cash Used in Investing Activities	(115,813)	(94,232)
INCREASE IN CASH AND CASH EQUIVALENTS	—	92,861
Cash and Cash Equivalents at Beginning of Year	1	1,353
Cash and Cash Equivalents at End of Period	$1	$94,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(15,000)	$10,303
Interest paid	$8,804	$19,651
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Project debt financing activities—net	$2,536	$(1,393)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$9,678	$15,995

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

Storage Gas Valuations

For Washington Gas and WGEServices, storage gas inventory is stated at the lower-of-cost or market as determined using the first-in, first-out method. For CEV, storage gas inventory is stated at the lower-of-cost or market using the weighted average cost method. For the three months ended March 31, 2013, WGL Holdings recorded an increase to net income (pre-tax) due to the reversal of prior period lower-of-cost of market adjustments of $ 6.6 million. For the six months ended March 31, 2013, WGL Holdings recorded a reduction of net income of $ 1.8 million for lower-of-cost or market adjustments. For the three and six months ended March 31, 2012, WGL Holdings recorded a reduction to net income of $ 21.8 million and $ 31.7 for lower-of-cost or market adjustments, respectively.

In conjunction with optimizing Washington Gas’ storage capacity, storage gas inventory may be subject to lower-of-cost or market adjustments. For the three and six months ended March 31, 2013, Washington Gas did not record any lower-of-cost or market adjustments related to its storage gas inventory. For the three and six months ended March 31, 2012, Washington Gas recorded a lower-of-cost or market adjustment related to its storage gas inventory, after the effects of regulatory sharing, of $ 0.9 million and $ 1.7 million, respectively, which were recorded to “Utility cost of gas.”

Accounting Standards Adopted in the Current Fiscal Year

Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 is intended to improve financial reporting by requiring companies to present items of net income in either one continuous statement, or in two separate but consecutive statements of net income and other comprehensive income. The new guidance removed the current presentation options in ASC Topic 220. The requirements of ASU 2011-05 did not change which components of comprehensive income are recognized in net income or other comprehensive income, nor did the update change the computation of earnings per share (EPS). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely deferred the provisions requiring reclassification adjustments out of OCI to be presented on the face of the financial statements. ASU 2011-05, as amended by ASU 2011-12, was effective for us on October 1, 2012. As a result of the standard, we presented comprehensive income in two separate but consecutive statements of net income and other comprehensive income. The adoption of this standard did not have an effect on our financial statements.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Other Newly Issued Accounting Standards

Balance Sheet Offsetting. In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either: (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of the Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 limits the scope of the required disclosures to derivatives, repurchase agreements and securities borrowing and securities lending transactions. The disclosures are required irrespective of whether the transactions are offset in the statement of financial position. ASU 2011-11 and ASU 2013-01 will be effective for us on October 1, 2013. We do not expect the adoption of these standards to have a material effect on our financial statements.

Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires entities to (i) present information about reclassification adjustments from accumulated other comprehensive income (AOCI) to net income in their entirety – the effect on the reclassification on each affected net income line item and (ii) for AOCI reclassification items that are not reclassified in their entirety into net income – a cross-reference to other required US GAAP disclosures. The reclassification information may be presented in a single note or on the face of the financial statements. ASU 2013-02 will be effective for us on October 1, 2013. We do not expect the adoption of this standard to have a material effect on our financial statements.

NOTE 2. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The tables below provide details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets for both WGL Holdings and Washington Gas.

WGL Holdings, Inc.
(In millions)	March 31, 2013	September 30, 2012
Accounts payable—trade	$249.3	$217.0
Employee benefits and payroll accruals	18.1	20.3
Embedded derivatives and other accrued liabilities	31.3	33.1
Total	$298.7	$270.4

Washington Gas Light Company
(In millions)	March 31, 2013	September 30, 2012
Accounts payable—trade	$124.3	$112.7
Employee benefits and payroll accruals	16.9	18.2
Embedded derivatives and other accrued liabilities	18.1	11.3
Total	$159.3	$142.2

NOTE 3. SHORT-TERM DEBT

WGL Holdings and Washington Gas satisfy their short-term financing requirements through the sale of commercial paper or through bank borrowings. Due to the seasonal nature of the regulated utility and retail energy-marketing segments, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. WGL Holding’s policy is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at March 31, 2013 and September 30, 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Committed Credit Available (In millions)
As of March 31, 2013	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(155.1)	(27.0)	(182.1)
Net committed credit available	$294.9	$323.0	$617.9

As of September 30, 2012	WGL Holdings	Washington Gas	Total Consolidated
Committed credit agreements
Unsecured revolving credit facility, expires April 3, 2017(a)	$450.0	$350.0	$800.0
Less: Commercial Paper	(148.9)	(98.8)	(247.7)
Net committed credit available	$301.1	$251.2	$552.3

(a)Both WGL Holdings and Washington Gas have the right to request extensions with the banks’ approval. WGL Holdings’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $550 million. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

At March 31, 2013 and September 30, 2012, WGL Holdings and its subsidiaries had outstanding notes payable in the form of commercial paper from revolving credit facilities of $182.1 million and $247.7 million, respectively, at a weighted average interest rate of 0.25% and 0.26%, respectively. At March 31, 2013 and September 30, 2012, there were no outstanding bank loans from WGL Holdings’ or Washington Gas’ revolving credit facilities.

NOTE 4. LONG-TERM DEBT

UNSECURED NOTES

Washington Gas issues unsecured Medium-Term Notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.

At March 31, 2013, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of additional MTNs. At both March 31, 2013 and September 30, 2012, outstanding MTNs and private placement notes were $583.0 million. At both March 31, 2013 and September 30, 2012, the weighted average interest rate on all MTNs and private placement notes was 5.91%.

NOTE 5. COMMON SHAREHOLDERS’ EQUITY

The tables below reflect the components of “Common shareholders’ equity” for WGL Holdings and “Common shareholder’s equity” for Washington Gas for the six months ended March 31, 2013.

WGL Holdings, Inc.
Components of Common Shareholders’ Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2012	$567,598	$8,132	$706,027	$(12,201)	$1,269,556
Net income	—	—	142,553	—	142,553
Other comprehensive income	—	—	—	580	580
Dividends reinvestment	3,075	—	—	—	3,075
Stock-based compensation	609	700	—	—	1,309
Dividends declared:
Common stock	—	—	(42,380)	—	(42,380)
Preferred stock	—	—	(660)	—	(660)

Balance at March 31, 2013	$571,282	$8,832	$805,540	$(11,621)	$1,374,033

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company
Components of Common Shareholder’s Equity
(In thousands)	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance at September 30, 2012	$46,479	$475,634	$515,831	$(12,201)	$1,025,743
Net income	—	—	115,982	—	115,982
Other comprehensive income	—	—	—	580	580
Stock-based compensation	—	592	—	—	592
Dividends declared:
Common stock	—	—	(37,605)	—	(37,605)
Preferred stock	—	—	(660)	—	(660)

Balance at March 31, 2013	$46,479	$476,226	$593,548	$(11,621)	$1,104,632

WGL Holdings had 51,702,589 and 51,611,647 shares issued of common stock at March 31, 2013 and September 30, 2012, respectively. Washington Gas had 46,479,536 shares issued of common stock at both March 31, 2013 and September 30, 2012.

NOTE 6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period unless the effect of such issuance would be anti-dilutive. The following table reflects the computation of our basic and diluted EPS for the three and six months ended March 31, 2013 and 2012.

Basic and Diluted EPS

(In thousands, except per share data)	Net Income Applicable to Common Stock	Shares	Per Share Amount
Three Months Ended March 31, 2013
Basic EPS	$89,505	51,681	$1.73

Stock-based compensation plans	—	147
Diluted EPS	$89,505	51,828	$1.73

Three Months Ended March 31, 2012
Basic EPS	$74,179	51,511	$1.44

Stock-based compensation plans	—	50
Diluted EPS	$74,179	51,561	$1.44

Six Months Ended March 31, 2013
Basic EPS	$141,893	51,657	$2.75

Stock-based compensation plans	—	102
Diluted EPS	$141,893	51,759	$2.74

Six Months Ended March 31, 2012
Basic EPS	$124,617	51,473	$2.42

Stock-based compensation plans	—	73
Diluted EPS	$124,617	51,546	$2.42

There were no anti-dilutive shares for the three and six months ended March 31, 2013 or 2012.

NOTE 7. INCOME TAXES

As of March 31, 2013 and September 30, 2012, our uncertain tax positions were approximately $22.4 million and $22.1 million, respectively, primarily due to the change in tax accounting for repairs. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

with respect to some of WGL Holdings’ and Washington Gas’ uncertain tax positions will increase or decrease in the next 12 months. The IRS completed its audit of the tax years related to the change in accounting method for repairs without proposing any changes, however, the IRS could re-examine this issue in the future.

WGL Holdings and Washington Gas recognize any accrued interest associated with uncertain tax positions in interest expense and recognize any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the quarter ended March 31, 2013, we accrued no expense for interest on uncertain tax positions. During the year ended September 30, 2012, we reversed $1.6 million of interest previously accrued based on the completion of the IRS audit relating to the repairs project. At both March 31, 2013 and September 30, 2012, we had a total accrual of $0.1 million of interest expense related to uncertain tax positions included in other deferred credits in the accompanying balance sheets.

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

All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2013 was a loss of $2.2 million including an unrealized loss of $6.1 million. During the three months ended March 31, 2012 we recorded a gain of $4.8 million including an unrealized gain of $1.1 million. Total net margins recorded for the six months ended March 31, 2013 was a loss of $7.2 million including an unrealized loss of $14.8 million. During the six months ended March 31, 2012 we recorded gains of $8.5 million including an unrealized derivative gain of $1.5 million.

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

Non-Utility Operations

WGEServices enters into certain derivative contracts as part of managing the price risk associated with the sale and purchase of natural gas and electricity. CEV enters into derivative contracts for the purpose of optimizing its storage and transportation capacity as well as managing the transportation and storage assets on behalf of third parties. Washington Gas Resources has warrants to purchase stock from ASD Holdings, Inc., which are accounted for as derivative instruments. Derivative instruments are recorded at fair value

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

on our consolidated balance sheets. WGEServices, CEV and Washington Gas Resources do not designate these derivatives as hedges under ASC Topic 815; therefore, changes in the fair value of these derivative instruments are reflected in the earnings of our non-utility operations and may cause significant period-to-period volatility in earnings.

Consolidated Operations

Reflected in the tables below is information for WGL Holdings as well as Washington Gas. The information for WGL Holdings includes derivative instruments for both utility and non-utility operations.

At March 31, 2013 and September 30, 2012, respectively, the absolute notional amounts of our derivatives are as follows:

Absolute Notional Amounts
of Open Positions on Derivative Instruments
As of March 31, 2013	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	8,013.6	5,954.2
Retail sales	114.6	—
Other risk-management activities	570.1	134.8
Electricity (In millions of kWhs)
Retail sales	5,329.0	—
Other risk-management activities	17,656.7	—
Warrants (In millions of shares)	4.6	—

Absolute Notional Amounts of Open Positions on Derivative Instruments
As of September 30, 2012	Notional Amounts
Derivative transactions	WGL Holdings	Washington Gas
Natural Gas (In millions of therms)
Asset optimization	4,798.5	3,039.1
Retail sales	126.1	—
Other risk-management activities	537.1	206.5
Electricity (In millions of kWhs)
Retail sales	5,080.5	—
Other risk-management activities	16,898.0	—
Warrants (In millions of shares)	4.4	—

The increase in the volume of asset optimization related derivatives from September 30, 2012 to March 31, 2013 is the result of new contracts for Washington Gas.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balance sheet classification for all derivative instruments as of March 31, 2013 and September 30, 2012.

WGL Holdings, Inc.
Balance Sheet Classification of Derivative Instruments
(In millions)
As of March 31, 2013	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$34.0	$(15.9)	$—	$18.1
Deferred Charges and Other Assets — Derivatives	67.1	(33.3)	—	33.8
Accounts payable and other accrued liabilities	(0.6)	—	—	(0.6)
Current Liabilities — Derivatives	35.7	(59.0)	8.0	(15.3)
Deferred Credits — Derivatives	2.3	(22.1)	2.0	(17.8)
Total	$138.5	$(130.3)	$10.0	$18.2

As of September 30, 2012
Current Assets — Derivatives	$80.4	$(36.1)	$(1.1)	$43.2
Deferred Charges and Other Assets — Derivatives	103.9	(42.1)	—	61.8
Accounts payable and other accrued liabilities	(0.2)	—	—	(0.2)
Current Liabilities — Derivatives	4.3	(40.8)	—	(36.5)
Deferred Credits — Derivatives	2.8	(18.6)	2.6	(13.2)
Total	$191.2	$(137.6)	$1.5	$55.1

Washington Gas Light Company
Balance Sheet Classification of Derivative Instruments
(In millions)
As of March 31, 2013	Derivative Assets	Derivative Liabilities	Netting of Collateral	Total
Current Assets — Derivatives	$16.4	$(12.1)	$—	$4.3
Deferred Charges and Other Assets — Derivatives	59.9	(33.1)	—	26.8
Current Liabilities — Derivatives	(1.1)	(5.8)	—	(6.9)
Deferred Credits — Derivatives	1.6	(16.6)	—	(15.0)
Total	$76.8	$(67.6)	$—	$9.2

As of September 30, 2012
Current Assets — Derivatives	$20.7	$(10.4)	$(1.1)	$9.2
Deferred Charges and Other Assets — Derivatives	92.8	(41.8)	—	51.0
Current Liabilities — Derivatives	1.6	(12.1)	—	(10.5)
Deferred Credits — Derivatives	1.6	(5.1)	—	(3.5)
Total	$116.7	$(69.4)	$(1.1)	$46.2

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents all gains and losses associated with derivative instruments for the three and six months ended March 31, 2013 and 2012.

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Three Months Ended March 31,	2013	2012	2013	2012
Recorded to income
Operating revenues—non-utility	$(50.9)	$32.4	$—	$—
Utility cost of gas	(8.0)	5.0	(8.0)	5.0
Non-utility cost of energy-related sales	33.9	(20.0)	—	—
Recorded to regulatory assets
Gas costs	(15.0)	14.2	(15.0)	14.2
Total	$(40.0)	$31.6	$(23.0)	$19.2

Gains and Losses on Derivative Instruments
(In millions)	WGL Holdings, Inc.		Washington Gas Light Company
Six Months Ended March 31,	2013	2012	2013	2012
Recorded to income
Operating revenues—non-utility	$(38.7)	$65.6	$—	$—
Utility cost of gas	(15.2)	7.6	(15.2)	7.6
Non-utility cost of energy-related sales	26.4	(62.3)	—	—
Other income-net	0.1	—	—	—
Recorded to regulatory assets
Gas costs	(26.9)	25.6	(26.9)	25.6
Total	$(54.3)	$36.5	$(42.1)	$33.2

Collateral

In accordance with ASC 815, WGL Holdings offsets the fair value of derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement. At March 31, 2013, Washington Gas, WGEServices and CEV posted $4.2 million, $13.8 million and $9.9 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. At September 30, 2012, Washington Gas, WGEServices and CEV posted $4.0 million, $8.2 million and $3.7 million, respectively, of collateral deposits with counterparties that were not offset against open and settled derivative contracts. In addition, at March 31, 2013 and September 30, 2012, Washington Gas held $0.2 million and $9.3 million, respectively of cash collateral representing an obligation to counterparties that was not offset against open and settled derivative contracts. Any collateral posted that is not offset against open and settled derivative contracts is included in “Other prepayments” in the accompanying balance sheet. Collateral received and not offset against open and settled derivative contracts is included in “Customer deposits and advance payments” in the accompanying balance sheet.

Certain derivative instruments of Washington Gas, WGEServices and CEV contain contract provisions that require collateral to be posted if the credit rating of WGL Holdings falls below certain levels or if counterparty exposure to WGEServices or CEV exceeds a certain level. Due to counterparty exposure levels, at March 31, 2013, WGEServices posted $6.3 million of collateral related to its derivative liabilities that contained credit-related contingent features. At September 30, 2012, WGEServices posted $2.6 million of collateral related to these aforementioned derivative liabilities. Washington Gas and CEV were not required to post any collateral related to its derivative liabilities that contained credit-related contingent features at March 31, 2013 and September 30, 2012. The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2013 and September 30, 2012, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Potential Collateral Requirements for Derivative Liabilities
with Credit-risk-Contingent Features
(In millions)	WGL Holdings	Washington Gas
March 31, 2013
Derivative liabilities with credit-risk-contingent features	$62.8	$45.4
Maximum potential collateral requirements	8.9	0.3
September 30, 2012
Derivative liabilities with credit-risk-contingent features	$101.2	$60.8
Maximum potential collateral requirements	35.7	3.4

Washington Gas, WGEServices and CEV do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk

We are exposed to credit risk from derivative instruments that reflect certain agreements with wholesale counterparties. Our credit policies are designed to mitigate this credit risk by requiring credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. For certain counterparties or their guarantors that meet our specified creditworthiness criteria, Washington Gas, WGEServices and CEV grant unsecured credit, which we continuously monitor. Additionally, Washington Gas, WGEServices and CEV have separate agreements with wholesale counterparties that contain netting provisions to allow offsetting of the receivable and payable exposure related to each counterparty. At March 31, 2013, each of two counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $21.2 million; two counterparties represented over 10% of WGEServices’ credit exposure to wholesale counterparties for a total credit risk of $1.2 million; and each of two counterparties represented over 10% of CEV’s credit exposure to wholesale counterparties for a total credit risk of $18.9 million.

WEATHER-RELATED INSTRUMENTS

During the six months ended March 31, 2013 and 2012, Washington Gas used Heating Degree Day (HDD) weather-related instruments to manage its financial exposure to variations from normal weather in the District of Columbia. Under these contracts, Washington Gas purchased protection against net revenue shortfalls due to warmer-than-normal weather and sold to its counterparty the right to receive the benefit when weather is colder than normal. Washington Gas elected to value all weather-related instruments at fair value.

Gains and losses associated with Washington Gas’ weather-related instruments are recorded to “Operation and maintenance” expense. During the three months ended March 31, 2013 and 2012, Washington Gas recorded a pre-tax net gain of $0.6 million and $4.9 million, respectively, related to weather instruments. During the six months ended March 31, 2013 and 2012, Washington Gas recorded a pre-tax net gain of $1.3 million and $7.7 million, respectively, related to weather instruments.

WGEServices utilizes weather-related instruments for managing the financial effects of weather risks. These instruments cover a portion of WGEServices’ estimated revenue or energy-related cost exposure to variations in heating or cooling degree days. These contracts provide for payment to WGEServices of a fixed-dollar amount for every degree day over or under specific levels during the calculation period depending upon the type of contract executed. For the three months ended March 31, 2013 and March 31, 2012, WGEServices recorded a pre-tax loss of $1.2 million and a pre-tax gain of $8.8 million, respectively, related to these contracts. For the six months ended March 31, 2013 and March 31, 2012, WGEServices recorded a pre-tax loss of $0.8 million and a pre-tax gain of $15.1 million, respectively, related to these contracts.

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

Level 2. Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2013 and September 30, 2012, Level 2 financial assets and liabilities included non-exchange traded energy-related derivatives such as financial contracts, options and physical forward contracts for deliveries at active market locations.

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

At March 31, 2013 and September 30, 2012, Level 3 derivative assets and liabilities included: (i) physical contracts valued with significant basis adjustments to observable market data when delivery is to inactive market locations; (ii) long-dated positions where observable pricing is not available over the life of the contract; (iii) contracts valued using historical volatility assumptions; (iv) valuations using indicative broker quotes for inactive market locations and (v) non-publicly traded stock warrants. Additionally, Washington Gas’ weather-related instruments are valued using unobservable data, so these are classified as Level 3 assets and liabilities.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth financial instruments recorded at fair value as of March 31, 2013 and September 30, 2012, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

WGL Holdings, Inc.

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2013
Assets
Natural gas related derivatives	$—	$74.7	$45.7	$120.4
Electricity related derivatives	—	1.0	16.1	17.1
Warrants	—	—	1.0	1.0
Weather related instruments	—	—	1.0	1.0
Total Assets	$—	$75.7	$63.8	$139.5

Liabilities
Natural gas related derivatives	$—	$(69.3)	$(41.1)	$(110.4)
Electricity related derivatives	—	(7.8)	(12.1)	(19.9)
Weather related instruments	—	—	(0.3)	(0.3)
Total Liabilities	$—	$(77.1)	$(53.5)	$(130.6)

At September 30, 2012
Assets
Natural gas related derivatives	$—	$85.9	$80.7	$166.6
Electricity related derivatives	—	0.3	23.4	23.7
Warrants	—	—	0.9	0.9
Weather related instruments	—	—	1.5	1.5
Total Assets	$—	$86.2	$106.5	$192.7

Liabilities
Natural gas related derivatives	$—	$(62.5)	$(41.1)	$(103.6)
Electricity related derivatives	—	(13.3)	(20.6)	(33.9)
Weather related instruments	—	—	(2.0)	(2.0)
Total Liabilities	$—	$(75.8)	$(63.7)	$(139.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Light Company

Fair Value Measurements Under the Fair Value Hierarchy

(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2013
Assets
Natural gas related derivatives	$—	$34.7	$42.1	$76.8
Weather related instruments	—	—	1.0	1.0
Total Assets	$—	$34.7	$43.1	$77.8

Liabilities
Natural gas related derivatives	$—	$(26.9)	$(40.7)	$(67.6)
Weather related instruments	—	—	(0.3)	(0.3)
Total Liabilities	$—	$(26.9)	$(41.0)	$(67.9)

At September 30, 2012
Assets
Natural gas related derivatives	$—	$41.4	$75.3	$116.7
Weather related instruments	—	—	1.5	1.5
Total Assets	$—	$41.4	$76.8	$118.2

Liabilities
Natural gas related derivatives	$—	$(29.7)	$(39.7)	$(69.4)
Weather related instruments	—	—	(2.0)	(2.0)
Total Liabilities	$—	$(29.7)	$(41.7)	$(71.4)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2013 and September 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value March 31, 2013	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings	(In millions)
Natural gas related derivatives	$4.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.1725) - $1.1275
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.058 - $0.713
			Annualized Volatility of Spot Market Natural Gas	35.3% - 276.60%
Electricity related derivatives	$4.0	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.749) - $68.150
		Load-Shaping Option Model	Electricity Congestion Price (per megawatt hour)	$36.058 - $71.033

Washington Gas
Natural gas related derivatives	$1.4	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.1725) - $1.1275
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.107 - $0.713
			Annualized Volatility of Spot Market Natural Gas	35.3% - 276.60%

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value September 30, 2012	Valuation Techniques	Unobservable Inputs	Range

WGL Holdings	(In millions)
Natural gas related derivatives	$39.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.25) - $1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.05 - $1.175
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%
Electricity related derivatives	$2.8	Discounted Cash Flow	Electricity Congestion Price (per megawatt hour)	($2.204) - $64.700

Washington Gas
Natural gas related derivatives	$35.6	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.25) - $1.183
		Option Model	Natural Gas Basis Price (per dekatherm)	$0.09 - $0.861
			Annualized Volatility of Spot Market Natural Gas	37.8% - 236.03%

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended March 31, 2013 and 2012, respectively.

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2013
Balance at January 1, 2013	$21.5	$4.6	$0.1	$1.0	$27.2
Realized and unrealized gains (losses)
Recorded to income	(6.3)	(3.2)	0.6	—	(8.9)
Recorded to regulatory assets — gas costs	(10.5)	—	—	—	(10.5)
Transfers out of Level 3	(3.0)	—	—	—	(3.0)
Purchases	—	—	—	—	—
Settlements	2.9	2.6	—	—	5.5
Balance at March 31, 2013	$4.6	$4.0	$0.7	$1.0	$10.3

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2012
Balance at January 1, 2012	$(3.4)	$(7.0)	$1.4	$—	$(9.0)
Realized and unrealized gains (losses)
Recorded to income	10.4	(12.3)	4.9	—	3.0
Recorded to regulatory assets — gas costs	4.6	—	—	—	4.6
Transfers out of Level 3	(7.3)	—	—	—	(7.3)
Purchases	—	(0.1)	—	—	(0.1)
Settlements	(5.3)	15.0	—	—	9.7
Balance at March 31, 2012	$(1.0)	$(4.4)	$6.3	$—	$0.9

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2013
Balance at October 1, 2012	$39.6	$2.8	$(0.5)	$0.9	$42.8
Realized and unrealized gains (losses)
Recorded to income	(14.9)	(14.1)	1.2	0.1	(27.7)
Recorded to regulatory assets — gas costs	(22.6)	—	—	—	(22.6)
Transfers out of Level 3	(3.0)	—	—	—	(3.0)
Purchases	—	2.5	—	—	2.5
Settlements	5.5	12.8	—	—	18.3
Balance at March 31, 2013	$4.6	$4.0	$0.7	$1.0	$10.3

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2012
Balance at October 1, 2011	$(3.9)	$(6.8)	$(1.4)	$—	$(12.1)
Realized and unrealized gains (losses)
Recorded to income	9.8	(23.4)	7.7	—	(5.9)
Recorded to regulatory assets — gas costs	7.4	—	—	—	7.4
Transfers out of Level 3	(9.4)	—	—	—	(9.4)
Purchases	—	0.8	—	—	0.8
Settlements	(4.9)	25.0	—	—	20.1
Balance at March 31, 2012	$(1.0)	$(4.4)	$6.3	$—	$0.9

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2013
Balance at January 1, 2013	$17.8	$—	$0.1	$—	$17.9
Realized and unrealized gains (losses)
Recorded to income	(5.1)	—	0.6	—	(4.5)
Recorded to regulatory assets — gas costs	(10.5)	—	—	—	(10.5)
Transfers out of Level 3	—	—	—	—	—
Purchases	(3.0)	—	—	—	(3.0)
Settlements	2.2	—	—	—	2.2
Balance at March 31, 2013	$1.4	$—	$0.7	$—	$2.1

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Three Months Ended March 31, 2012
Balance at January 1, 2012	$(1.6)	$—	$1.4	$—	$(0.2)
Realized and unrealized gains (losses)
Recorded to income	1.4	—	4.9	—	6.3
Recorded to regulatory assets — gas costs	4.6	—	—	—	4.6
Transfers out of Level 3	(7.3)	—	—	—	(7.3)
Settlements	(1.7)	—	—	—	(1.7)
Balance at March 31, 2012	$(4.6)	$—	$6.3	$—	$1.7

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2013
Balance at October 1, 2012	$35.6	$—	$(0.5)	$—	$35.1
Realized and unrealized gains (losses)
Recorded to income	(12.8)	—	1.2	—	(11.6)
Recorded to regulatory assets — gas costs	(22.6)	—	—	—	(22.6)
Transfers out of Level 3	(3.0)	—	—	—	(3.0)
Settlements	4.2	—	—	—	4.2
Balance at March 31, 2013	$1.4	$—	$0.7	$—	$2.1

Washington Gas Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Six Months Ended March 31, 2012
Balance at October 1, 2011	$(4.9)	$—	$(1.4)	$—	$(6.3)
Realized and unrealized gains (losses)
Recorded to income	1.5	—	7.7	—	9.2
Recorded to regulatory assets — gas costs	7.4	—	—	—	7.4
Transfers out of Level 3	(8.1)	—	—	—	(8.1)
Settlements	(0.5)	—	—	—	(0.5)
Balance at March 31, 2012	$(4.6)	$—	$6.3	$—	$1.7

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the reporting period. For WGL Holdings and Washington Gas net derivative assets transferred out of Level 3 during the three and six months ended March 31, 2013 and 2012 reflected an increase in observable market inputs used to value those instruments.

The table below sets forth the line items on the statements of income to which amounts are recorded for the three and six months ended March 31, 2013 and 2012, respectively, related to fair value measurements using significant Level 3 inputs.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended			March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(3.2)	$(17.6)	$—	$—	$(20.8)
Utility cost of gas	(5.1)	—	—	—	(5.1)
Other income-net	—	—	—	—	—
Non-utility cost of energy-related sales	2.0	14.4	—	—	16.4
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(6.3)	$(3.2)	$0.6	$—	$(8.9)

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Three Months Ended			March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$2.3	$1.3	$—	$—	$3.6
Utility cost of gas	1.4	—	—	—	1.4
Other income-net	—	—	—	—	—
Non-utility cost of energy-related sales	6.7	(13.6)	—	—	(6.9)
Operation and maintenance expense	—	—	4.9	—	4.9
Total	$10.4	$(12.3)	$4.9	$—	$3.0

WGL Holdings

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements

Six Months Ended			March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$(3.7)	$(18.7)	$—	$—	$(22.4)
Utility cost of gas	(12.8)	—	—	—	(12.8)
Other income-net	—	—	—	0.1	0.1
Non-utility cost of energy-related sales	1.6	4.6	—	—	6.2
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(14.9)	$(14.1)	$1.2	$0.1	$(27.7)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Six Months Ended		March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Operating revenues — non-utility	$5.5	$7.8	$—	$—	$13.3
Utility cost of gas	1.5	—	—	—	1.5
Non-utility cost of energy-related sales	2.8	(31.2)	—	—	(28.4)
Operation and maintenance expense	—	—	7.7	—	7.7
Total	$9.8	$(23.4)	$7.7	$—	$(5.9)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended		March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(5.1)	$—	$—	$—	$(5.1)
Operation and maintenance expense	—	—	0.6	—	0.6
Total	$(5.1)	$—	$0.6	$—	$(4.5)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Three Months Ended		March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$1.4	$—	$—	$—	$1.4
Operation and maintenance expense	—	—	4.9	—	4.9
Total	$1.4	$—	$4.9	$—	$6.3

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Six Months Ended		March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$(12.8)	$—	$—	$—	$(12.8)
Operation and maintenance expense	—	—	1.2	—	1.2
Total	$(12.8)	$—	$1.2	$—	$(11.6)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
Six Months Ended	March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Utility cost of gas	$1.5	$—	$—	$—	$1.5
Operation and maintenance expense	—	—	7.7	—	7.7
Total	$1.5	$—	$7.7	$—	$9.2

Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows, for the three and six months ended March 31, 2013 and 2012, respectively.

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$(2.1)	$(14.7)	$—	$—	$(16.8)
Utility cost of gas	(5.0)	—	—	—	(5.0)
Non-utility cost of energy-related sales	2.4	13.6	—	—	16.0
Other income-net	—	—	—	—	—
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets—gas costs	(8.3)	—	—	—	(8.3)
Total	$(13.0)	$(1.1)	$0.6	$—	$(13.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$2.6	$5.5	$—	$—	$8.1
Utility cost of gas	0.7	—	—	—	0.7
Non-utility cost of energy-related sales	6.7	2.3	—	—	9.0
Other income-net	—	—	—	—	—
Operation and maintenance expense	—	—	4.9	—	4.9
Recorded to regulatory assets — gas costs	2.3	—	—	—	2.3
Total	$12.3	$7.8	$4.9	$—	$25.0

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended	March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$(1.8)	$(10.5)	$—	$—	$(12.3)
Utility cost of gas	(12.3)	—	—	—	(12.3)
Non-utility cost of energy-related sales	1.5	16.6	—	—	18.1
Other income-net	—	—	—	0.1	0.1
Operation and maintenance expense	—	—	1.2	—	1.2
Recorded to regulatory assets — gas costs	(20.4)	—	—	—	(20.4)
Total	$(33.0)	$6.1	$1.2	$0.1	$(25.6)

WGL Holdings Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended	March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$6.0	$15.4	$—	$—	$21.4
Utility cost of gas	0.4	—	—	—	0.4
Non-utility cost of energy-related sales	(1.3)	(6.0)	—	—	(7.3)
Operation and maintenance expense	—	—	7.7	—	7.7
Recorded to regulatory assets — gas costs	2.1	—	—	—	2.1
Total	$7.2	$9.4	$7.7	$—	$24.3

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Operating revenues — non-utility	$—	$—	$—	$—	$—
Utility cost of gas	(5.0)	—	—	—	(5.0)
Non-utility cost of energy-related sales	—	—	—	—	—
Other income-net	—	—	—	—	—
Operation and maintenance expense	—	—	0.6	—	0.6
Recorded to regulatory assets — gas costs	(8.3)	—	—	—	(8.3)
Total	$(13.3)	$—	$0.6	$—	$(12.7)

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Three Months Ended	March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$0.7	$—	$—	$—	$0.7
Operation and maintenance expense	—	—	4.9	—	4.9
Recorded to regulatory assets — gas costs	2.3	—	—	—	2.3
Total	$3.0	$—	$4.9	$—	$7.9

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended	March 31, 2013
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$(12.3)	$—	$—	$—	$(12.3)
Operation and maintenance expense	—	—	1.2	—	1.2
Recorded to regulatory assets — gas costs	(20.4)	—	—	—	(20.4)
Total	$(32.7)	$—	$1.2	$—	$(31.5)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Washington Gas Unrealized Gains (Losses) Recorded for Level 3 Measurements
Six Months Ended	March 31, 2012
(In millions)	Natural Gas Related Derivatives	Electricity Related Derivatives	Weather Related Instruments	Warrants	Total
Recorded to income
Utility cost of gas	$0.4	$—	$—	$—	$0.4
Operation and maintenance expense	—	—	7.7	—	7.7
Recorded to regulatory assets — gas costs	2.1	—	—	—	2.1
Total	$2.5	$—	$7.7	$—	$10.2

The following table presents the carrying amounts and estimated fair values of our financial instruments at March 31, 2013 and September 30, 2012.

WGL Holdings Fair Value of Financial Instruments
	March 31, 2013		September 30, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$0.1	$0.1	$7.2	$7.2
Other short-term investments(a)	$17.7	$17.7	$0.8	$0.8
Commercial Paper (b)	$182.1	$182.1	$247.7	$247.7
Long-term debt(c)	$554.7	$710.5	$589.2	$758.9

Washington Gas Fair Value of Financial Instruments
	March 31, 2013		September 30, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$0.1	$0.1	$4.1	$4.1
Other short-term investments(a)	$8.8	$8.8	$0.8	$0.8
Commercial Paper (b)	$27.0	$27.0	$98.8	$98.8
Long-term debt(c)	$554.7	$710.5	$589.2	$758.9

(a) Balance located in cash and cash equivalents in the accompanying balance sheets.
(b) Balance is located in notes payable in the accompanying balance sheets.
(c) Excludes current maturities and unamortized discounts.

Our money market funds are level 1 valuations and their carrying amount approximates fair value. Other short-term investments are primarily overnight investment accounts; therefore, their carrying amount approximates fair value based on level 2 inputs. The maturity of our commercial paper outstanding at both March 31, 2013 and September 30, 2012 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on the quoted market prices of the U.S. Treasury issues having a similar term to maturity, adjusted for Washington Gas’ credit quality. Our long-term debt fair value measurement is classified as Level 3.

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

During the first quarter of fiscal year 2013, we made certain changes to our operating segments to reflect the recent growth of our non-utility business activities and the impact of those activities on our financial performance. All activities of WGSW are now reported within the Commercial Energy Systems segment. WGSW had previously been reported within “Other Activities”. WGSW is a holding company formed to invest in alternative energy assets. In addition, WGSW holds a limited partnership interest in ASD Solar, LP, which it accounts for under the equity method of accounting. As these operations align with those of the Commercial Energy Systems segment, and our chief operating decision maker reviews the operations of these units together, their combination for reporting purpose was deemed appropriate. Prior period operating segment information has been recast to conform to current quarter presentation.

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present operating segment information for the three and six months ended March 31, 2013 and 2012.

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Three Months Ended March 31, 2013
Operating revenues (a)	$535,950	$368,814	$8,735	$(13,340)	$—	$(8,776)	$891,383
Operating expenses:
Cost of energy-related sales	252,837	317,348	6,391	—	—	(8,635)	567,941
Operation	60,717	11,712	1,561	970	1,665	40	76,665
Maintenance	11,336	—	—	—	—	—	11,336
Depreciation and amortization	24,960	174	558	31	—	(179)	25,544
General taxes and other assessments:
Revenue taxes	34,238	1,805	2	—	—	—	36,045
Other	17,010	922	80	117	10	(2)	18,137
Total operating expenses	$401,098	$331,961	$8,592	$1,118	$1,675	$(8,776)	$735,668
Operating income (loss)	134,852	36,853	143	(14,458)	(1,675)	—	155,715
Other income (expense)-net	306	57	746	(1)	109	(266)	951
Interest expense	8,857	4	50	206	100	(266)	8,951
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	48,831	15,226	190	(5,264)	(1,103)	—	57,880
Net income (loss) applicable to common stock	$77,140	$21,680	$649	$(9,401)	$(563)	$—	$89,505
Total assets at March 31, 2013	$3,604,169	$396,545	$184,136	$196,646	$205,509	$(355,188)	$4,231,817
Capital expenditures	$55,293	$265	$12,264	$—	$—	$—	$67,822
Equity Method Investments at March 31, 2013	$—	$—	$34,615	$—	$—	$—	$34,615

Three Months Ended March 31, 2012
Operating revenues (a)	$471,057	$368,381	$14,170	$(3,807)	$—	$(10,357)	$839,444
Operating expenses:
Cost of energy—related sales	197,741	343,936	12,178	—	—	(9,266)	544,589
Operation	54,687	14,159	1,155	449	1,269	(681)	71,038
Maintenance	14,019	—	—	—	—	—	14,019
Depreciation and amortization	23,846	174	468	28	—	(410)	24,106
General taxes and other assessments:
Revenue taxes	28,728	1,465	2	—	—	—	30,195
Other	16,020	937	72	52	5	—	17,086
Total operating expenses	$335,041	$360,671	$13,875	$529	$1,274	$(10,357)	$701,033
Operating income (loss)	136,016	7,710	295	(4,336)	(1,274)	—	138,411
Other income (expenses)-net	1,047	9	91	—	844	(38)	1,953
Interest expense	9,409	29	—	—	121	(38)	9,521
Dividends on Washington Gas preferred stock	330	—	—	—	—	—	330
Income tax expense (benefit)	54,973	3,225	(44)	(1,614)	(206)	—	56,334
Net income (loss) applicable to common stock	$72,351	$4,465	$430	$(2,722)	$(345)	$—	$74,179

Total assets at March 31, 2012	$3,537,030	$374,084	$60,286	$145,629	$162,196	$(214,213)	$4,065,012

Capital expenditures	$47,228	$380	$2,733	$101	$—	$—	$50,442
Equity Method Investments at March 31, 2012	$—	$—	$16,559	$—	$—	$—	$16,559

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

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

Operating Segment Financial Information

		Non-Utility Operations
(In thousands)	Regulated Utility	Retail Energy-Marketing	Commercial Energy Systems	Wholesale Energy Solutions	Other Activities	Eliminations	Consolidated
Six Months Ended March 31, 2013
Operating revenues (a)	$891,767	$692,873	$20,720	$ (10,486)	$—	$(16,755)	$1,578,119
Operating expenses:
Cost of energy-related sales	403,285	607,481	15,502	—	—	(16,208)	1,010,060
Operation	118,797	23,071	2,793	1,814	2,456	(214)	148,717
Maintenance	22,786	—	—	—	—	—	22,786
Depreciation and amortization	51,752	349	1,017	62	—	(332)	52,848
General taxes and other assessments:
Revenue taxes	58,459	3,236	3	—	—	—	61,698
Other	29,296	1,793	159	283	20	(1)	31,550
Total Operating Expenses	$684,375	$635,930	$19,474	$2,159	$2,476	$(16,755)	$1,327,659
Operating income (loss)	207,392	56,943	1,246	(12,645)	(2,476)	—	250,460
Other income (expense)-net	310	107	1,071	(1)	327	(318)	1,496
Interest expense	17,952	7	93	206	204	(318)	18,144
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income tax expense (benefit)	73,284	22,342	537	(4,727)	(177)	—	91,259
Net income (loss) applicable to common stock	$115,806	$34,701	$1,687	$(8,125)	$(2,176)	$—	$141,893
Total Assets at March 31, 2013	$3,604,169	$396,545	$184,136	$196,646	$205,509	$(355,188)	$4,231,817
Capital Expenditures	$115,908	$466	$27,365	$—	$—	$—	$143,739
Equity Method Investments at March 31, 2013	$—	$—	$34,615	$—	$—	$—	$34,615

Six Months Ended March 31, 2012
Operating revenues (a)	$841,950	$704,840	$32,550	$4,964	$—	$(17,103)	$1,567,201
Operating expenses:
Cost of energy—related sales	359,558	663,396	28,580	—	—	(15,774)	1,035,760
Operation	108,342	27,362	2,182	799	2,062	(829)	139,918
Maintenance	26,763	—	—	—	—	—	26,763
Depreciation and amortization	47,590	376	826	54	—	(500)	48,346
General taxes and other assessments:
Revenue taxes	51,321	2,793	2	—	—	—	54,116
Other	27,743	1,978	128	104	9	—	29,962
Total Operating Expenses	621,317	695,905	31,718	957	2,071	(17,103)	1,334,865
Operating income (loss)	220,633	8,935	832	4,007	(2,071)	—	232,336
Other income (expenses)-net	1,725	14	133	—	1,177	(55)	2,994
Interest expense	19,170	38	—	—	190	(55)	19,343
Dividends on Washington Gas Preferred Stock	660	—	—	—	—	—	660
Income tax expense (benefit)	85,771	3,601	236	1,492	(390)	—	90,710
Net income (loss) applicable to common stock	$116,757	$5,310	$729	$2,515	$(694)	$—	$124,617

Total Assets at March 31, 2012	$3,537,030	$374,084	$60,286	$145,629	$162,196	$(214,213)	$4,065,012

Capital Expenditures	$94,907	$523	$14,301	$101	$—	$—	$109,832

Equity Method Investments at March 31, 2012	$—	$—	$16,559	$—	$—	$—	$16,559

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

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. RELATED PARTY TRANSACTIONS

WGL Holdings and its subsidiaries engage in transactions during the ordinary course of business. Intercompany transactions and balances have been eliminated from the consolidated financial statements of WGL Holdings, except as described below. Washington Gas provides accounting, treasury, legal and other administrative and general support to affiliates, and files consolidated tax returns with WGL Holdings that include affiliated taxable transactions. Washington Gas bills its affiliates in accordance with regulatory practices for the actual cost of providing these services, which approximates their market value. The actual costs of these services are billed to the appropriate affiliates and to the extent such billings for these services are not yet paid, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services.

In connection with billing for unregulated third party marketers and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.

At March 31, 2013 and September 30, 2012, Washington Gas recorded receivables from associated companies of $7.1 million and $5.5 million, respectively. At March 31, 2013 and September 30, 2012, Washington Gas recorded payables to associated companies of $34.4 million and $28.5 million, respectively.

Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGEServices. Washington Gas records revenues for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. In conjunction with such services and the related sales and purchases of natural gas, Washington Gas charged WGEServices $8.6 million and $9.3 million for the three months ended March 31, 2013 and 2012, respectively. In the six months ended March 31, 2013 and 2012, Washington Gas charged WGEServices $16.2 million and $15.8 million, respectively. These related party amounts have been eliminated in the consolidated financial statements of WGL Holdings.

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. WGEServices recognized an accounts payable to Washington Gas in the amount of $4.8 million at March 31, 2013 and an accounts receivable from Washington Gas in the amount of $2.8 million at September 30, 2012 related to an imbalance in gas volumes. Due to regulatory treatment, these payables and receivables are not eliminated in the consolidated financial statements of WGL Holdings. Refer to Note 1—Accounting Policies of the Notes to Consolidated Financial Statements of the combined Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further discussion of these imbalance transactions.

Washington Gas participates in a Purchase of Receivables (POR) program as approved by the Maryland Public Service Commission (PSC of MD), whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGEServices participates in POR programs with certain Maryland and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. Any activity between Washington Gas and WGEServices related to the POR program has been eliminated in the accompanying financial statements for WGL Holdings. At March 31, 2013 and September 30, 2012, Washington Gas purchased $59.2 million and $95.7 million, respectively, of receivables from WGEServices.

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

On April 26, 2012, the PSC of DC adopted a procedural schedule and designated issues for the proceeding. The PSC also consolidated a proceeding to review the proper and adequate rates of depreciation of the several classes of Washington Gas’ property into this case. Intervenor testimony was filed in July 2012. Rebuttal testimony was filed in August 2012 and evidentiary hearings were held in October 2012. Initial and reply briefs were filed in November 2012. A Commission decision is pending.

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

On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the Maryland Office of People’s Counsel (MD OPC) filed a stipulation which, pending approval by the public utility law judge, would resolve all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and that no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, at March 31, 2013 Washington Gas recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.9 million relates to its affiliate, WGEServices. On November 29, 2012, the public utility law judge issued a Proposed Order approving the Stipulation. The Proposed Order became final on January 3, 2013.

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

Maryland Base Rate Case. On March 29, 2012, the PSC of MD issued an order in response to the December 14, 2011 petition for rehearing and clarification filed by Washington Gas regarding the disallowance of certain costs included in the rate case originally

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

filed in April 2011. The PSC of MD (i) granted an additional revenue increase of $0.7 million related to interest synchronization, increasing the overall revenue increase granted to Washington Gas in the case to $9.1 million; (ii) denied Washington Gas’ request for an adjustment related to other tax adjustments, which would have increased the revenue requirement by an additional $2.4 million; (iii) denied recovery of the costs to initiate the outsourcing agreement with Accenture, LLC in 2007; and (iv) directed Washington Gas to provide written notice when it implements the accelerated pipeline replacement project and adopted the reporting structure suggested by a PSC of MD Staff witness as guidance for reporting Washington Gas’ progress. In accordance with the September 2011 order, Washington Gas recorded a $2.8 million charge to income tax expense to write-off a regulatory asset that had been established in 2010 for the change in the tax treatment of Medicare Part D, the amortization of which comprised the majority of the other tax adjustments that were disallowed by the Commission.

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

On April 26, 2013, Washington Gas filed a request with the PSC of MD for a $30.7 million annual increase in revenues. The $30.7 million revenue increase requested in this application includes a proposed overall rate of return of 8.70% and a return on common equity of 10.70%. Among the adjustments proposed by Washington Gas are one to amortize the effects of the change in the tax treatment of Medicare Part D and one to amortize the costs to initiate the outsourcing agreement with Accenture LLP, which are the subject of Washington Gas’ petition for rehearing filed with the PSC of MD and petition for judicial review filed with the Circuit Court for Baltimore City from the Maryland 2011 Base Rate Case. The procedural schedule for review of Washington Gas’ application has not been established. A final order from the PSC of MD on Washington Gas’ application is expected by November 22, 2013.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE). On December 4, 2012, Washington Gas filed an application to amend its CARE Plan to allow it to (i) continue to implement its CARE Plan for residential customer classes with a revised portfolio of programs for residential customers and (ii) extend its CARE plan to include programs for small commercial and industrial customer classes; (iii) implement its amended CARE Plan for a three-year period beginning on May 1, 2013 and (iv) extend revenue-neutral decoupling mechanism and cost recovery mechanism to small commercial and industrial customer classes. On April 2, 2013, the Commission issued an Order approving an amended CARE Plan, effective for a three-year period beginning on May 1, 2013, and applicable to both residential and small commercial and industrial customer classes. The amended CARE Plan comprises four residential and eleven commercial programs, a decoupling mechanism, and a cost recovery mechanism. Of the four residential programs, one is a program for low income customers, and one is a pilot Home Energy Reporting Program.

Affiliate Transactions. On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised service agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. On December 21, 2012, the SCC of VA approved the revised services agreements with only minor modifications. On January 18, 2013, Washington Gas filed a separate application requesting approval of revised service agreements between Washington Gas and each of the remaining five affiliates receiving services. On April 2, 2013, Washington Gas filed a second amendment to provide additional services to two of its affiliates, and to further revise the proposed service agreements that were included in the January 18, 2013 application. On April 9, 2013, the Commission consolidated the applications. The statutory 60-day review period for the consolidated application commenced on April 2, 2013.

CONSTRUCTION PROJECT FINANCING

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of March 31, 2013 and September 30, 2012, work on these construction projects that was not completed or accepted by customers was valued at $7.7 million and $6.2 million, respectively, which are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at March 31, 2013 or September 30, 2012.

FINANCIAL GUARANTEES

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV and on behalf of other non-affiliated parties for its banking. At March 31, 2013, these guarantees totaled $468.5 million, $177.9 million and $2.1 million for WGEServices, CEV and other non affiliated parties, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $4.5 million at March 31, 2013 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the $653.0 million total, $9.2 million of guarantees expired in April, 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

SUPPLY AGREEMENT

On February 20, 2013, WGEServices entered into a five-year secured supply arrangement with Shell Energy North America (US), LP (Shell Energy). Under this arrangement, WGEServices has the ability to purchase the majority of its power, natural gas and related products from Shell Energy in a structure that reduces WGEServices’ cash flow risk from collateral posting requirements. As a result of this credit support agreement, Shell Energy has a lien on WGEServices’ assets; principally its retail accounts receivables and contracts.

NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended March 31, 2013 and 2012:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2013		2012
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$4.3	$2.4	$3.2	$2.0
Interest cost	9.2	4.7	10.1	6.3
Expected return on plan assets	(10.5)	(4.5)	(10.9)	(4.7)
Amortization of prior service cost (credit)	0.2	(1.0)	0.3	(1.0)
Amortization of actuarial loss	7.2	2.3	4.0	3.3
Amortization of transition obligation	—	0.2	—	0.3
Net periodic benefit cost	10.4	4.1	6.7	6.2
Amount allocated to construction projects	(1.5)	(0.7)	(0.7)	(0.9)
Amount deferred as regulatory asset (liability) — net	(2.4)	0.7	(1.9)	0.3
Amount charged to expense	$6.5	$4.1	$4.1	$5.6

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 1—Financial Statements (concluded)

Notes to Consolidated Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Six Months Ended March 31,
	2013		2012
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Components of net periodic benefit costs (income)
Service cost	$8.5	$4.8	$6.4	$4.0
Interest cost	18.3	9.4	20.2	12.6
Expected return on plan assets	(21.0)	(9.1)	(21.8)	(9.4)
Amortization of prior service cost (credit)	0.5	(2.0)	0.6	(2.0)
Amortization of actuarial loss	14.4	4.6	8.0	6.6
Amortization of transition obligation	—	0.5	—	0.6
Net periodic benefit cost	20.7	8.2	13.4	12.4
Amount allocated to construction projects	(2.9)	(1.4)	(1.5)	(1.9)
Amount deferred as regulatory asset (liability) — net	(4.8)	1.5	(3.7)	0.8
Amount charged to expense	$13.0	$8.3	$8.2	$11.3

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

Our core subsidiary, Washington Gas, engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. Through the wholly owned unregulated subsidiaries of Washington Gas Resources, we offer energy-related products and services. We offer competitively priced natural gas, electricity and energy from renewable sources to customers through WGEServices, our non-utility retail energy-marketing subsidiary. We offer efficient and sustainable commercial energy solutions focused on upgrading energy related systems of large government and commercial facilities as well as own and operate distributed generation assets such as Solar PV systems through WGESystems. Capitol Energy Ventures performs natural gas, pipeline and storage asset optimization activities.

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

Washington Gas’ pipeline asset optimization program utilizes Washington Gas’ storage and transportation capacity resources when those assets are not fully utilized to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers (refer to the section entitled “Market Risk” for further discussion of our asset optimization program) by entering into commodity-related physical and financial contracts with third parties. Unless otherwise noted, therm deliveries shown related to Washington Gas or the regulated utility segment do not include therm deliveries related to our asset optimization program.

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

Retail Energy-Marketing. The retail energy-marketing segment consists of the operations of WGEServices. WGEServices competes with regulated utilities and other unregulated third party marketers to sell natural gas and/or electricity directly to residential, commercial and industrial customers in Delaware, the District of Columbia, Maryland, Pennsylvania and Virginia. WGEServices contracts for its supply needs and buys and resells natural gas and electricity with the objective of earning a profit through competitively priced contracts with end-users. These commodities are delivered to retail customers through the distribution systems owned by regulated utilities such as Washington Gas or other unaffiliated natural gas or electric utilities. Washington Gas delivers the majority of natural gas sold by WGEServices, and unaffiliated electric utilities deliver all of the electricity sold. Additionally, WGEServices bills its customers through the billing services of the regulated utilities that deliver its commodities as well as directly through its own billing capabilities.

WGEServices also sells renewable energy credits from wind power and other sources as well as carbon offset products to its customers. WGEServices does not own or operate any other natural gas or electric generation, production, transmission or distribution assets.

Commercial Energy Systems. The commercial energy systems segment consists of the operations of WGESystems and WGSW. WGESystems provides commercial energy efficiency and sustainability solutions to governmental and commercial clients. These solutions include energy efficiency projects and distributed generation assets such as Solar PV systems, combined heat and power plants and fuel cells which we own and operate. WGESystems also focuses on upgrading the mechanical, electrical, water and energy-related infrastructure of large governmental and commercial facilities by implementing both traditional as well as alternative energy technologies, primarily in the District of Columbia, Maryland and Virginia. In addition to these three regions, WGESystems is also expanding its portfolio of Solar PV power generating systems into California, Delaware, Massachusetts, New Jersey and New Mexico. WGESystems is also evaluating opportunities in other geographical locations within the United States.

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

For a description of these critical accounting policies, refer to Management’s Discussion within the 2012 Annual Report. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended March 31, 2013.

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

Summary Results

WGL Holdings reported net income of $89.5 million for the three months ended March 31, 2013, compared to $74.2 million reported for the same period of the prior fiscal year. We earned a return on average common equity of 11.8% and 7.6%, respectively.

The following table summarizes our net income (loss) by operating segment for the three months ended March 31, 2013 and 2012.

Net Income (Loss) by Operating Segment

	Three Months Ended March 31,		Increase/
(In millions)	2013	2012	(Decrease)
Regulated Utility	$77.1	$72.4	$4.7
Non-utility operations:
Retail Energy-Marketing	21.7	4.5	17.2
Commercial Energy Systems	0.6	0.4	0.2
Wholesale Energy Solutions	(9.4)	(2.7)	(6.7)
Other Activities	(0.5)	(0.4)	(0.1)
Total non-utility	12.4	1.8	10.6
Net income applicable to common stock	$89.5	$74.2	$15.3

EARNINGS PER AVERAGE COMMON SHARE
Basic	$1.73	$1.44	$0.29
Diluted	$1.73	$1.44	$0.29

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the three months ended March 31, 2013 and 2012.

Regulated Utility Operating Results

	Three Months Ended March 31,		Increase/
(In millions)	2013	2012	Decrease
Utility net revenues:
Operating revenues	$536.0	$471.1	$64.9
Less: Cost of gas	252.8	197.7	55.1
Revenue taxes	34.2	28.7	5.5
Total utility net revenues	249.0	244.7	4.3
Operation and maintenance	72.1	68.7	3.4
Depreciation and amortization	25.0	23.8	1.2
General taxes and other assessments	17.0	16.0	1.0
Operating income	134.9	136.2	(1.3)
Other income-net, including preferred stock dividends	—	0.6	(0.6)
Interest expense	8.9	9.4	(0.5)
Income tax expense	48.9	55.0	(6.1)
Net income applicable to common stock	$77.1	$72.4	$4.7

The Regulated Utility segment’s net income applicable to common stock was $77.1 million for the three months ended March 31, 2013, compared to net income of $72.4 million reported for the same period of the prior fiscal year. The comparison primarily reflects: (i) $5.6 million in lower income taxes due to a decrease in the effective tax rate primarily driven by the write-off of regulatory assets related to the tax effect of Medicare Part D in 2012; (ii) $3.0 million in higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection program provisions; (iii) $1.4 million of favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and (iv) a $0.8 million increase in revenues related to growth of more than 10,433 average active customer meters. Partially offsetting these variances were: (i) $7.2 million decrease in unrealized margins associated with our asset optimization program; (ii) an increase of $1.1 million in depreciation expense due to the growth in our investment in utility plant and (iii) a $1.0 million decrease in the recovery of carrying costs on lower average storage gas inventory balances.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the three months ended March 31, 2013 and 2012.

Composition of Changes in Utility Net Revenues

(In millions)	Increase/ (Decrease)
Estimated weather effects	$7.6
Natural gas consumption pattern	1.4
Customer growth	0.8
Gas administrative charge	1.1
Asset optimization:
Realized margins	(0.8)
Unrealized mark-to-market valuations	(7.2)
Lower-of-cost or market adjustment	0.9
Storage carrying costs	(1.0)
Other	1.5
Total	$4.3

Estimated weather effects — Weather, when measured by HDDs, was 1.7% colder and 23.6% warmer than normal for the three months ended March 31, 2013 and 2012, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of these derivatives are reflected in operation and maintenance expenses and offset the benefits reflected above.

Natural gas consumption pattern — The variance in net revenues reflects the changes in natural gas consumption patterns. These changes may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation.

Customer growth — Average active customer meters increased by more than 10,400 for the three months ended March 31, 2013 compared to the same period of the prior fiscal year.

Gas administrative charge (GAC) — Represents a regulatory mechanism in all jurisdictions that provides for recovery of uncollectible accounts expense related to changes in gas costs. High/lower recoveries reflect GAC rate changes in Maryland, Virginia and the District of Columbia. The related uncollectible accounts expense is included in operation and maintenance expense.

Asset optimization — We recorded net unrealized losses associated with our energy-related derivatives of $6.1 million for the three months ended March 31, 2013, compared to unrealized gains of $1.1 million reported for the same period of the prior fiscal year. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas will realize margins in combination with related transactions that these derivatives economically hedge. Washington Gas recorded no lower-of-cost or market adjustments related to its storage gas inventory during the three months ended March 31, 2013. Washington Gas recorded lower-of-cost or market adjustments related to its storage gas inventory, after the effects of regulatory sharing, of $0.9 million during the three months ended March 31, 2012. Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for further discussion of our asset optimization program.

Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The three month comparison reflects lower average storage gas inventory investment balances primarily due to lower weighted average cost of gas in inventory.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the three months ended March 31, 2013 and 2012.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Employee benefits	$1.4
Weather derivative benefits:
Loss	4.6
Premium costs and fair value effects	(0.4)
Uncollectible accounts- reserve adjustment	(1.7)
Operation, engineering, compliance and safety	(1.4)
Other operating expenses	0.9
Total	$3.4

Employee benefits — The increase in employee benefits expense reflects higher pension expense, partially offset by lower other post-retirement benefits primarily due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the three months ended March 31, 2013 and 2012 are recorded to operation and maintenance expense. The increase in O&M for the weather derivative reflects the level of heating degree days this year compared to the same period last year. This year, while HDD’s were lower than normal, they were greater than last year, resulting in provision being derived from the weather derivative. During three months ended March 31, 2013, Washington Gas recorded losses of $0.4 million (pre-tax) related to its weather-related instruments as a result of colder-than-normal weather and received a benefit of $0.7 million for premiums on its weather-related instruments. During three months ended March 31, 2012, Washington Gas recorded a gain of $4.2 million related to its weather-related instruments as a result of warmer-than-normal weather and received a benefit of $0.3 million for premiums on its weather-related instruments. The benefits or losses of the weather-related instruments are offset by the effect of weather on utility net revenues.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Uncollectible accounts- reserve adjustment — The decrease in uncollectible accounts represents lower provision for bad debt due to a reduction in customer delinquencies and charge-offs.

Operation, engineering, compliance and safety — Washington Gas incurred lower repair costs for the three months ended March 31, 2013 than for the same period in the previous year.

Depreciation and Amortization. The increase of $1.2 million in depreciation and amortization is primarily attributed to growth in our investment in utility plant.

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail Energy-Marketing Financial and Statistical Data

	Three Months Ended March 31,		Increase /
	2013	2012	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$368.8	$368.4	$0.4
Less: Cost of energy	317.3	343.9	(26.6)
Revenue taxes	1.8	1.5	0.3
Total gross margins	49.7	23.0	26.7
Operation expenses	11.7	14.2	(2.5)
Depreciation and amortization	0.2	0.2	—
General taxes and other assessments	0.9	0.9	—
Operating income	36.9	7.7	29.2
Income tax expense	15.2	3.2	12.0
Net income	$21.7	$4.5	$17.2

Analysis of gross margins (In millions)
Natural gas
Realized margins	$10.3	$5.0	$5.3
Unrealized mark-to-market losses	12.7	2.4	10.3
Total gross margins — natural gas	23.0	7.4	15.6
Electricity
Realized margins	21.9	19.5	2.4
Unrealized mark-to-market gains (losses)	4.8	(3.9)	8.7
Total gross margins — electricity	26.7	15.6	11.1
Total gross margins	$49.7	$23.0	$26.7

Other Retail Energy-Marketing Statistics
Natural gas
Therm sales (millions of therms)	320.1	249.6	70.5
Number of customers (end of period)	171,000	179,000	(8,000)
Electricity
Electricity sales (millions of kWhs)	3,044.9	2,896.4	148.5
Number of accounts (end of period)	183,000	197,000	(14,000)

The Retail Energy-Marketing segment reported net income of $21.7 million for the three months ended March 31, 2013, compared to net income of $4.5 million reported for the same period of the prior fiscal year.

The increase in net income primarily reflects higher gross margins from natural gas and electric sales. Period-to-period comparisons of quarterly gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased by $15.6 million for the three months ended March 31, 2013, compared to the same period in the prior fiscal year. This increase is comprised of a favorable change

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

of $5.3 million attributed to higher sales volumes resulting from colder weather, higher unit margins on portfolio optimization activity and improved unit margins on storage gas withdrawals along with the increase of $10.3 million from unrealized mark-to-market gains resulting from fluctuating market prices in the current period versus the same quarter of the prior year.

Gross margins from electric sales increased by $11.1 million for the three months ended March 31, 2013, compared to the same period of the prior fiscal year. This increase reflects higher realized electric retail margins of $2.4 million due to colder weather versus the same quarter in the prior year and an increase of $8.7 million in unrealized margins due to fluctuating market prices.

The pattern of margin recognition that the retail energy-marketing segment realizes in a given quarter varies from year to year. Operating expenses in the three month period declined primarily due to lower customer acquisition expenses and lower Purchase of Receivables (POR) fees from utilities in Maryland and Pennsylvania in the current quarter compared to the same quarter of the prior fiscal year.

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $0.6 million for the three months ended March 31, 2013, compared to net income of $0.4 million reported for the same period of the prior fiscal year. This increase is primarily due to higher revenue from new commercial solar projects and higher returns from investments in our alternative energy assets partially offset by lower project work government agency customers.

Wholesale Energy Solutions

The Wholesale Energy Solutions segment reported a net loss of $9.4 million for the three months ended March 31, 2013, compared to a net loss of $2.7 million reported for the same period of the prior fiscal year. Net income was lower in the current period due to unrealized losses on derivative instruments, partially offset by a reduction in lower-of-cost or market adjustments on inventory.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $0.5 million for the three months ended March 31, 2013, compared to net losses of $0.4 million reported for the same period of the prior fiscal year.

RESULTS OF OPERATIONS — Six months ended March 31, 2013 vs. March 31, 2012

Summary Results

WGL Holdings reported net income applicable to common stock of $141.9 million, or $2.74 per share, for the six months ended March 31, 2013 compared to $124.6 million, or $2.42 per share, reported for the same period of the prior fiscal year.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table summarizes our net income (loss) applicable to common stock by operating segment for the six months ended March 31, 2013 and 2012.

Net Income (Loss) by Operating Segment

	Six Months Ended March 31,		Increase/
(In millions)	2013	2012	(Decrease)
Regulated Utility	$115.8	$116.8	$(1.0)
Non-utility operations:
Retail Energy-Marketing	34.7	5.3	29.4
Commercial Energy Systems	1.7	0.8	0.9
Wholesale Energy Solutions	(8.1)	2.5	(10.6)
Other Activities	(2.2)	(0.8)	(1.4)
Total non-utility	26.1	7.8	18.3
Net income applicable to common stock	$141.9	$124.6	$17.3

EARNINGS PER AVERAGE COMMON SHARE
Basic	$2.75	$2.42	$0.33
Diluted	$2.74	$2.42	$0.32

Regulated Utility Operating Results

The following table summarizes the Regulated Utility segment’s operating results for the six months ended March 31, 2013 and 2012.

Regulated Utility Operating Results

	Six Months Ended March 31,		Increase/
(In millions)	2013	2012	(Decrease)
Utility net revenues:
Operating revenues	$891.8	$842.0	$49.8
Less: Cost of gas	403.2	359.6	43.6
Revenue taxes	58.5	51.3	7.2
Total utility net revenues	430.1	431.1	(1.0)
Operation and maintenance	141.6	135.1	6.5
Depreciation and amortization	51.8	47.6	4.2
General taxes and other assessments	29.3	27.7	1.6
Operating income	207.4	220.7	(13.3)
Other income (expenses) — net, including preferred stock dividends	(0.3)	1.1	(1.4)
Interest expense	18.0	19.2	(1.2)
Income tax expense	73.3	85.8	(12.5)
Net income	$115.8	$116.8	$(1.0)

The Regulated Utility segment’s net income applicable to common stock was $115.8 million for the six months ended March 31, 2013 compared to $116.8 million for the same six month period of the prior fiscal year. The decrease in net income primarily reflects: (i) $16.2 million in lower unrealized margins associated with our asset optimization program; (ii) a $4.2 million increase in depreciation expense due to the growth in our investment in utility plant and (iii) a $2.5 million decrease in the recovery of carrying costs on lower average storage gas inventory balances. Partially offsetting these unfavorable variances were: (i) $6.8 million in lower income taxes due to a decrease in the effective tax rate driven by the write-off of regulatory assets related to the tax effect of Medicare Part D in 2012; (ii) $3.0 million in higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection program provisions; (iii) a $2.1 million increase in revenues related to growth of more than 10,500 average customer meters; (iv) $2.3 million in favorable effects of changes in natural gas consumption patterns in the District of Columbia and (v) $1.9 million in higher revenues due to the timing of rate relief in Maryland.

Utility Net Revenues. The following table provides the key factors contributing to the changes in the utility net revenues of the Regulated Utility segment between the six months ended March 31, 2013 and 2012.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Composition of Changes in Utility Net Revenues

(In millions)	Increase / (Decrease)
Timing of Maryland rate relief	$1.9
Customer growth	2.1
Storage carrying costs	(2.5)
Asset optimization:
Realized margins	(1.0)
Unrealized mark-to-market valuations	(16.2)
Lower-of-cost or market adjustment	1.5
Estimated weather effects	8.8
Estimated effects of changes in consumption patterns	2.3
Other	2.1
Total	$(1.0)

Impact of new base rates in Maryland — New base rates were approved in Maryland effective November 14, 2011 increased revenue by $1.9 million.

Customer growth — Average active customer meters increased by more than 10,500 for the six months ended March 31, 2013 compared to the same period of the prior fiscal year.

Storage carrying costs — Each jurisdiction provides for the recovery of carrying costs based on the pre-tax cost of capital in each jurisdiction, multiplied by the monthly average balance of storage gas inventory. The six month comparison reflects lower average storage gas inventory investment balances primarily due to lower weighted average cost of gas in inventory.

Asset optimization — We recorded unrealized losses associated with our energy-related derivatives of $14.8 million for the six months ended March 31, 2013 compared to net unrealized gains of $1.4 million for the same period of 2012. When these derivatives settle, any unrealized amounts will ultimately be reversed, and Washington Gas will realize margins in combination with the related transactions that these derivatives economically hedge. Washington Gas recorded a $0.3 million lower-of-cost or market adjustments related to its storage gas inventory during the six months ended March 31, 2013. There were $1.6 million of lower-of-cost or market adjustments associated with market adjustments during the six months ended March 31, 2012. (Refer to the section entitled “Market Risk—Price Risk Related to the Regulated Utility Segment” for a further discussion of our asset optimization program).

Estimated weather effects — Weather, when measured by HDDs, was 0.1% warmer and 18.9% warmer than normal for the six months ended March 31, 2013 and 2012, respectively. Washington Gas has a weather protection strategy that is designed to neutralize the estimated financial effects of variations from normal weather on net income (refer to the section entitled “Weather Risk” for further discussion of our weather protection strategy). Washington Gas executed heating degree day derivative contracts to manage its exposure to variations from normal weather in the District of Columbia. Changes in the fair value of this derivative are reflected in operation and maintenance expenses and offset the benefits reflected above.

Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses of the Regulated Utility for the six months ended March 31, 2013 compared to the same period in 2012.

Composition of Changes in Operation and Maintenance Expenses

(In millions)	Increase/ (Decrease)
Employee benefits	$4.1
Weather derivative benefits:
Loss	6.2
Premium costs and fair value effects	0.3
Operation, engineering, compliance and safety	(2.0)
Uncollectible accounts-reserve adjustment	(1.7)
Other operating expenses	(0.4)
Total	$6.5

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Employee benefits — The increase in benefit expenses reflects higher pension costs due to changes in the discount rate and other plan assumptions used to measure the benefit obligation.

Weather derivative benefits — The effects of hedging variations from normal weather in the District of Columbia for the six months ended March 31, 2013 and 2012 are recorded to operation and maintenance expense. Washington Gas recorded a gain of $0.1 million as a result of slightly colder than normal weather in the six months ended March 31, 2013 and a gain of $6.3 million during the six months ended March 31, 2012 due to warmer-than-normal weather during that period. In addition, net premiums received related to the weather derivatives were higher due to market expectations of weather.

Operation, engineering, compliance and safety — Washington Gas incurred lower repair costs for the six months ended March 31, 2013 compared to the same period of the prior year.

Uncollectible accounts — The decrease in uncollectible accounts represents an adjustment to accrual for bad debt due to a reduction in customer delinquencies and charge-offs.

Depreciation and Amortization — The increase of $4.2 million in depreciation and amortization is primarily attributed to growth in our investment in utility plant.

Retail Energy-Marketing

The following table depicts the Retail Energy-Marketing segment’s operating results along with selected statistical data.

Retail-Energy Marketing Financial and Statistical Data

	Six Months Ended March 31,		Increase /
	2013	2012	(Decrease)
Operating Results (In millions)
Gross margins:
Operating revenues	$692.9	$704.8	$(11.9)
Less: Cost of energy	607.5	663.3	(55.8)
Revenue taxes	3.2	2.8	0.4
Total gross margins	82.2	38.7	43.5
Operation expenses	23.1	27.4	(4.3)
Depreciation and amortization	0.3	0.4	(0.1)
General taxes and other assessments — other	1.8	2.0	(0.2)
Operating income	57.0	8.9	48.1
Income tax expense	22.3	3.6	18.7
Net income	$34.7	$5.3	$29.4

Analysis of gross margins (In millions)
Natural gas
Realized margins	$22.9	$17.9	$5.0
Unrealized mark-to-market gains (losses)	9.8	(7.8)	17.6
Total gross margins — natural gas	32.7	10.1	22.6
Electricity
Realized margins	40.1	42.7	(2.6)
Unrealized mark-to-market gains (losses)	9.4	(14.1)	23.5
Total gross margins — electricity	49.5	28.6	20.9
Total gross margins	$82.2	$38.7	$43.5

Other Retail-Energy Marketing Statistics
Natural gas
Therm sales (millions of therms)	531.0	432.4	98.6
Number of customers (end of period)	171,000	179,000	(8,000)
Electricity
Electricity sales (millions of kWhs)	5,848.6	5,409.0	439.6
Number of accounts (end of period)	183,000	197,000	(14,000)

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The Retail Energy-Marketing segment reported net income of $34.7 million for the six months ended March 31, 2013, compared to net income of $5.3 million reported for the same six month period of the prior fiscal year.

The increase in net income primarily reflects higher gross margins from electric and natural gas sales. Period-to-period comparisons of gross margins for this segment can vary significantly and are not necessarily representative of expected annualized results.

Gross margins from natural gas sales increased $22.6 million in the six months ended March 31, 2013 when compared to the same period of the prior fiscal year. This increase is primarily due to the favorable change in unrealized mark-to-market margins on energy-related derivatives of $17.6 million resulting from fluctuating market prices and $5.0 million in higher realized margins due to higher sales volumes due to colder weather, higher unit margins on portfolio optimization activity and favorable price conditions in the current period versus the same quarter of the prior year.

Gross margins from electric sales in the current quarter increased $20.9 million from the same quarter of the prior period. This increase reflects a $23.5 million change in unrealized mark-to-market margins on energy-related derivatives from fluctuating market prices partially offset by $2.6 million in lower realized margins attributable to different patterns of margin recognition versus the prior year.

The pattern of margin recognition that the retail energy-marketing segment realizes in a given quarter varies from year to year. Operating expenses in the six month period declined primarily due to lower customer acquisition expenses and lower POR fees from utilities in Maryland and Pennsylvania in the current period compared to the same period of the prior fiscal year.

Commercial Energy Systems

The Commercial Energy Systems segment reported net income of $1.7 million for the six months ended March 31, 2013, compared to net income of $0.7 million reported for the same period of fiscal year 2012. This increase is due to higher revenue from commercial solar projects and higher returns from investment in alternative energy assets partially offset by lower project work for government agency customers.

Wholesale Energy Solutions

The Wholesale Energy Solutions segment reported a net loss of $8.1 million for the six months ended March 31, 2013, compared to a net income of $2.5 million reported for the same period of the prior fiscal year. This decrease is primarily due to unrealized losses on derivative instruments, partially offset by a reduction in lower-of-cost or market adjustments on inventory.

Other Non-Utility

Transactions that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments, are aggregated as “Other Activities” and included as part of non-utility operations. Results from our other non-utility activities reflect net losses of $2.2 million and $0.8 million for the six months ended March 31, 2013 and 2012, respectively.

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

Our ability to obtain adequate and cost effective financing depends on our credit ratings, the liquidity of financial markets, and investor demand for our securities. Our credit ratings depend largely on the financial performance of our subsidiaries, and a downgrade in our current credit ratings could require us to post additional collateral with our wholesale counterparties and could adversely affect both our borrowing costs and our access to sources of liquidity and capital. Also potentially affecting access to short-term debt capital is the nature of any restrictions that might be placed upon us, such as ratings triggers or requirements to provide creditors with additional support in the event of a determination of insufficient creditworthiness. During the three months ended March 31, 2013, WGL Holdings met its liquidity and capital needs through the retention of earnings and the issuance of commercial

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

paper and common stock. Washington Gas met its liquidity and capital needs through the retention of earnings and the issuance of commercial paper. Both WGL Holdings and Washington Gas believe that they will be able to meet their liquidity and capital needs through fiscal year 2013 through a mixture of operating earnings, issuances of commercial paper, and in the case of Washington Gas, issuance of MTNs.

We have a goal to maintain our common equity ratio in the mid-50% range of total consolidated capital. The level of this ratio varies during the fiscal year due to the seasonal nature of our business. This seasonality is also evident in the variability of our short-term debt balances, which are typically higher in the fall and winter months and substantially lower in the spring when a significant portion of our current assets are converted into cash at the end of the heating season. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings for WGL Holdings and Washington Gas, and to allow access to capital at reasonable costs. As of March 31, 2013, total consolidated capitalization, including current maturities of long-term debt and excluding notes payable, comprised 68.9% common equity, 1.4% preferred stock and 29.7% long-term debt. Our cash flow requirements and our ability to provide satisfactory resources to meet those requirements are primarily influenced by the activities of Washington Gas and WGEServices and, to a lesser extent, other non-utility operations.

Our plans provide for sufficient liquidity to satisfy our financial obligations. At March 31, 2013, we had no restrictions on our cash balances or retained earnings that would affect the payment of common or preferred stock dividends by either WGL Holdings or Washington Gas.

Short-Term Cash Requirements and Related Financing

Washington Gas’ business is weather sensitive and seasonal, causing short-term cash requirements to vary significantly during the year. Approximately 78% of the total therms delivered in Washington Gas’ service area (excluding deliveries to two electric generation facilities) occurred during the first and second fiscal quarters. Accordingly, Washington Gas typically earns more net income in the first six months of the fiscal year than it does for the entire fiscal year.

During the first six months of our fiscal year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. During the last six months of our fiscal year, after the heating season, Washington Gas will typically experience a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and sometimes eliminate short-term debt and to acquire storage gas for the next heating season.

Washington Gas, WGEServices and CEV have seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating periods when a large portion of the storage gas is sold. At March 31, 2013 and September 30, 2012, Washington Gas had balances in gas storage of $39.2 million and $114.5 million, respectively; WGEServices had balances in gas storage of $1.2 million and $46.8 million, respectively, and CEV had balances in gas storage of $124.5 million and $122.9 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. WGEServices collects revenues that are designed to reimburse commodity costs used to supply their retail customer and wholesale counterparty contracts. Variations in the timing of cash receipts from customers under these collection methods can significantly affect short-term cash requirements. In addition, Washington Gas and WGEServices pay their respective commodity suppliers before collecting the accounts receivable balances resulting from these sales. WGEServices and CEV derive their funding to finance these activities from short-term debt issued by WGL Holdings. Additionally, Washington Gas, WGEServices and CEV may be required to post cash collateral for certain purchases. WGEServices and CEV may be required to provide parent guarantees from WGL Holdings for certain transactions.

Variations in the timing of collections of gas costs under Washington Gas’ gas cost recovery mechanisms can significantly affect short-term cash requirements. At March 31, 2013 and September 30, 2012, Washington Gas had a net $5.8 million and $11.7 million in under-collection of unrecovered gas costs, respectively, reflected in current assets/liabilities as gas costs due from/to customers related to the most recent twelve month gas cost recovery cycle ended August 31 of each year. Most of this balance will be collected from customers in fiscal year 2013. Amounts under-collected or over-collected that are generated during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2013 and September 30, 2012, Washington Gas had a net regulatory liability of $45.1 million and a net regulatory asset of $20.2 million, respectively, related to the current gas recovery cycle.

WGL Holdings and Washington Gas utilize short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Bank credit balances available to WGL Holdings and Washington Gas net of commercial paper balances were $294.9 million and $323.0 million at March 31, 2013 and $301.1 million and $251.2 million at September 30, 2012, respectively. The credit facility for WGL Holdings permits it to borrow up to $450.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $550.0 million. The credit facility

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100.0 million for a maximum potential total of $450.0 million. The interest rate on loans made under each of the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. These credit agreements provide for a term of five years and expire on April 3, 2017. The credit agreements each have two one-year extension options. Refer to Note 3—Short-Term Debt of the Notes to the Consolidated Financial Statements for further information.

To manage credit risk, Washington Gas, WGEServices and CEV may require certain customers and suppliers to provide deposits, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At March 31, 2013 and September 30, 2012, “Customer deposits and advance payments” totaled $59.6 million and $89.3 million, respectively. For both periods, almost all of these deposits were from Washington Gas customers.

For Washington Gas, deposits from customers may be refunded at various times throughout the year based on the customer’s payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions.

For WGEServices and CEV, deposits typically represent collateral for transactions with wholesale counterparties. These deposits may be reduced, repaid or increased at any time based on the current value of WGEServices’ or CEV’s net position with the counterparty. Currently there are no restrictions on the use of deposited funds and interest is paid to the counterparty on these deposits in accordance with its contractual obligations. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.

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

At March 31, 2013, Washington Gas had the capacity under a shelf registration to issue up to $450.0 million of MTNs. Washington Gas has authority from its regulators to issue other forms of debt, including private placements.

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

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Ratings Triggers and Certain Debt Covenants

WGL Holdings and Washington Gas incur credit facility fees which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt of Washington Gas is downgraded below certain levels, WGL Holdings and Washington Gas would be required to pay higher fees. There are five different levels of fees. The credit facility for WGL Holdings defines its applicable fee level as one level below the level applicable to Washington Gas. Under the terms of the credit facilities, the lowest level facility fee is 6.0 basis points and the highest is 17.5 basis points.

Under the terms of WGL Holdings’ and Washington Gas’ credit agreements, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). In addition, WGL Holdings and Washington Gas are required to inform lenders of changes in corporate existence, financial conditions, litigation, and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. At March 31, 2013, we were in compliance with all of the covenants under our revolving credit facilities.

For certain of Washington Gas’ natural gas purchase and pipeline capacity agreements, if the long-term debt of Washington Gas is downgraded to or below the lower of a BBB- rating by Standard & Poor’s or a Baa3 rating by Moody’s Investors Service, or if Washington Gas is deemed by a counterparty not to be creditworthy, then the counterparty may withhold service or deliveries, or may require additional credit support. For certain other agreements, if the counterparty’s credit exposure to Washington Gas exceeds a contractually defined threshold amount, or if Washington Gas’ credit rating declines by a certain rating level, then the counterparty may require additional credit support. At March 31, 2013, Washington Gas would not be required to provide additional credit support by these arrangements if its long-term credit rating was to be downgraded by one rating level.

WGL Holdings guarantees payments for certain purchases of natural gas and electricity on behalf of WGEServices and CEV (refer to our 2012 Annual Report for a further discussion of these guarantees). If the credit rating of WGL Holdings declines, WGEServices and CEV may be required to provide additional credit support for these purchase contracts. At March 31, 2013, if the long-term credit rating of WGL Holdings was to be downgraded by one rating level, no additional credit support would be required.

Cash Flows Provided by Operating Activities

The primary drivers for our operating cash flows are cash payments received from natural gas and electricity customers, offset by our payments for natural gas and electricity costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $261.6 million for the six months ended March 31, 2013. Net cash provided by operating activities reflects net income before preferred stock dividends, as adjusted for non-cash earnings and charges and changes in working capital including:

•

Accounts receivable and unbilled revenues—net increased $279.7 million from September 30, 2012, primarily due to increased sales volumes to customers during our winter heating season and increased sales volumes associated with Washington Gas’ asset optimization program.

•	Storage gas—decreased $118.1 million from September 30, 2012, primarily due to draw downs on inventory related to increased sales volumes to customers during our winter heating season.

•

Accounts payable and other accrued liabilities increased $51.6 million, due to a seasonal increase in the volumes of natural gas purchases and increased trading activity in CEV. Volumes increased both for deliveries to customers for the winter heating season and for Washington Gas’ asset optimization program.

•	Gas costs and other regulatory liabilities increased $65.3 million. This change is driven by an increase in gas costs due to customers.

Cash Flows Used in Financing Activities

Cash flows used in financing activities totaled $101.9 million for the six months ended March 31, 2013, reflecting the repayment of $65.6 million of notes payable and dividends on common and preferred stock of $39.4 million.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash Flows Used in Investing Activities

During the six months ended March 31, 2013, cash flows used in investing activities totaled $160.3 million, which primarily consists of capital expenditures made on behalf of Washington Gas. In addition, investing activities also reflects additional investments in commercial Solar Photovoltaic (Solar PV) facilities and investments in a partnership to directly fund residential Solar PV facilities.

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

There have been no significant changes to contractual obligations in the six month period ended March 31, 2013.

Construction Project Financing

To fund certain of its construction projects, Washington Gas enters into financing arrangements with third party lenders. As part of these financing arrangements, Washington Gas’ customers agree to make principal and interest payments over a period of time, typically beginning after the projects are completed. Washington Gas assigns these customer payment streams to the lender. As the lender funds the construction project, Washington Gas establishes a receivable representing its customers’ obligations to remit principal and interest and a long-term payable to the lender. When these projects are formally “accepted” by the customer as completed, Washington Gas transfers the ownership of the receivable to the lender and removes both the receivable and the long-term financing from its financial statements. As of March 31, 2013 and September 30, 2012, work on these construction projects that was not completed or accepted by customers was valued at $7.7 million and $6.2 million, respectively. These amounts are recorded on the balance sheet as a receivable in “Deferred Charges and Other Assets—Other” with the corresponding long-term obligation to the lender in “Long-term debt.” At any time before these contracts are accepted by the customer, should there be a contract default, such as, among other things, a delay in completing the project, the lender may call on Washington Gas to fund the unpaid principal in exchange for which Washington Gas would receive the right to the stream of payments from the customer. Construction projects are financed primarily for government agencies, which Washington Gas considers to have minimal credit risk. Based on this assessment and previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at March 31, 2013 or September 30, 2012.

Financial Guarantees

WGL Holdings guarantees payments primarily for certain purchases of natural gas and electricity on behalf of WGEServices and for certain purchase commitments of CEV and on behalf of other non affiliated parties for its banking. At March 31, 2013, these guarantees totaled $468.5 million, $177.9 million and $2.1 million for WGEServices, CEV and other non affiliated parties, respectively. The amount of such guarantees is periodically adjusted to reflect changes in the level of financial exposure related to these purchase commitments. We also receive financial guarantees or other collateral from counterparties when required by our credit policy (refer to the section entitled “Credit Risk” for a further discussion of our credit policy). WGL Holdings also issued guarantees totaling $4.5 million at March 31, 2013 on behalf of certain of our non-utility subsidiaries associated with their banking transactions. Of the $653.0 million total, $9.2 million of guarantees expired in April, 2013. The remaining guarantees do not have specific maturity dates. For all of its financial guarantees, WGL Holdings may cancel any or all future obligations upon written notice to the counterparty, but WGL Holdings would continue to be responsible for the obligations created under the guarantees prior to the effective date of the cancellation.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Chillum LNG Facility

To meet customer’s forecasted peak demand for natural gas, Washington Gas had incorporated in its plans the construction of a proposed one billion cubic foot LNG storage facility on the land owned by Washington Gas in Chillum, Maryland (the LNG Facility), where natural gas storage facilities previously existed. The Engineering Division of the PSC of MD confirmed an analysis that had been presented by Washington Gas and found the proposed LNG Facility to be safely sited.

In 2006, the District Council of Prince George’s County, Maryland denied Washington Gas’ application for a special zoning exception related to its proposed construction of the LNG Facility because of the District Council’s position that newly enacted zoning restrictions prohibit such construction. Washington Gas appealed this decision to the Prince George’s County Circuit Court (the Circuit Court); however, the case was subsequently redirected to the administrative process of the District Council by the Circuit Court.

In 2008, Washington Gas filed a Complaint for Declaratory and Injunctive Relief with the United States District Court for the District of Maryland (the U.S. District Court) seeking a declaratory judgment that all local laws relating to safety and location of the facility are preempted by Federal and State law. The U.S. District Court denied Washington Gas’ motion for summary judgment. However, Washington Gas filed an amended complaint. On March 9, 2012, the U.S. District Court issued an order and memorandum opinion that denied Washington Gas’ motion for summary judgment. Washington Gas filed a notice of appeal with the U.S. Circuit Court of Appeals for the Fourth Circuit on April 3, 2012. On March 25, 2013, the United States District Court of Appeals for the Fourth Circuit upheld the U.S. District Court’s denial of motion for summary judgment. No further appeals are planned at this time.

To date, Washington Gas has incurred $8.5 million of costs related the LNG Facility. At March 31, 2013, these costs were reclassified from “Property, Plant and Equipment” to “Deferred Charges and Other Assets-Regulatory assets, Other” in the accompanying balance sheets due to the recoverability of the regulatory asset.

Washington Gas has contracted for sufficient natural gas supply resources to meet the growing forecasted seasonal and design demand. Washington Gas also has planned system infrastructure improvements to assure adequate capacity to fulfill its franchise obligation to provide safe, adequate and reasonably priced natural gas service to its customers.

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

The current forecast for mechanical coupling remediation and replacement work in Virginia includes expenditures of $191.4 million, over a five-year period beginning on January 1, 2013. This represents Washington Gas’ Steps to Advance Virginia’s Energy Plan (SAVE Plan) which the SCC of VA initially approved on April 21, 2011, and for which the SCC of VA approved an amendment on November 15, 2012. For the District of Columbia, the forecast includes the continuation of the December 16, 2009 settlement in the District of Columbia that includes a targeted mechanically coupled pipe replacement and encapsulation program which is now estimated to cost $35.0 million and is expected to take approximately seven years to complete. Rate recovery of the expenditures has been approved by the SCC of VA and the PSC of DC. In Washington Gas’ current pending base rate proceeding in the District of Columbia, Washington Gas is requesting a continuation of the rate recovery mechanism. Additionally, Washington Gas has budgeted approximately $48.0 million related to a planned five-year mechanically coupled pipe replacement program in Maryland. The accelerated pipe replacement plan in Maryland was proposed as a thirty-year program with $115.0 million to be spent during the first five years.

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

Although the initial response to the non-binding open season was positive, subsequent efforts to convert this response into binding commitments have not initially been successful. The project is currently suspended as CEV evaluates other midstream opportunities.

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

Washington Gas, WGEServices and CEV are also subject to the collateral requirements of their counterparties. At March 31, 2013, Washington Gas, WGEServices and CEV provided $4.2 million, $20.0 million and $13.7 million in cash collateral to counterparties, respectively.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2013 for Washington Gas, WGEServices and CEV, separately.

Credit Exposure to Wholesale Counterparties (In millions)

Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Washington Gas
Investment Grade	$27.5	$—	$27.5	2	$21.2
Non-Investment Grade	0.2	—	0.2	—	—
No External Ratings	4.0	—	4.0	—	—
WGEServices
Investment Grade	$1.2	$—	$1.2	1	$0.9
Non-Investment Grade	—	—	—	—	—
No External Ratings	0.4	—	0.4	1	0.3
CEV
Investment Grade	$23.2	$—	$23.2	1	$10.7
Non-Investment Grade	—	—	—	—	—
No External Ratings	9.0	—	9.0	1	8.2

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

Washington Gas executes commodity-related physical and financial contracts in the form of forwards and swaps as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Under this program, Washington Gas realizes value from its long-term natural gas transportation and storage capacity resources when not being fully used to serve utility customers. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholders.

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives during the six months ended March 31, 2013:

Regulated Utility Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2012	$47.3
Net fair value of contracts entered into during the period	(21.9)
Other changes in net fair value	(20.2)
Realized net settlement of derivatives	4.0
Net assets (liabilities) at March 31, 2013	$9.2

Regulated Utility Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets (liabilities) at September 30, 2012	$47.3
Recorded to income	(15.2)
Recorded to regulatory assets/liabilities	(26.9)
Realized net settlement of derivatives	4.0
Net assets (liabilities) at March 31, 2013	$9.2

The maturity dates of our net assets (liabilities) associated with the Regulated Utility segment’s energy-related derivatives recorded at fair value at March 31, 2013, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Regulated Utility Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	7.8	(3.5)	5.5	5.8	—	—	—
Level 3 — Significant unobservable inputs	1.4	(2.8)	(4.2)	(0.5)	6.5	5.3	(2.9)
Total net assets (liabilities) associated with our energy-related derivatives	$9.2	$(6.3)	$1.3	$5.3	$6.5	$5.3	$(2.9)

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

To the extent WGEServices has not sufficiently matched its customer requirements with its supply commitment, it could be exposed to electricity commodity price risk. WGEServices may manage this risk through the use of derivative instruments, including financial products.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Retail Energy-Marketing segment’s energy-related derivatives during the six months ended March 31, 2013:

Retail Energy-Marketing Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2012	$(14.2)
Net fair value of contracts entered into during the period	4.1
Other changes in net fair value	(2.0)
Realized net settlement of derivatives	15.1
Net assets (liabilities) at March 31, 2013	$3.0

Retail Energy-Marketing Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net liabilities at September 30, 2012	$(14.2)
Recorded to income	4.1
Recorded to accounts payable	(2.0)
Realized net settlement of derivatives	15.1
Net assets (liabilities) at March 31, 2013	$3.0

The maturity dates of our net assets (liabilities) associated with the Retail Energy-Marketing segments’ energy-related derivatives recorded at fair value at March 31, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Retail Energy-Marketing Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(4.2)	(0.5)	(3.5)	(0.2)	—	—	—
Level 3 — Significant unobservable inputs	7.2	3.7	3.0	0.4	0.1	—	—
Total net assets (liabilities) associated with our energy-related derivatives	$3.0	$3.2	$(0.5)	$0.2	$0.1	$—	$—

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives during the six months ended March 31, 2013:

Wholesale Energy Solutions Segment

Changes in Fair Value of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2012	$19.7
Net fair value of contracts entered into during the period	(3.9)
Other changes in net fair value	(12.6)
Realized net settlement of derivatives	(8.2)
Net assets (liabilities) at March 31, 2013	$(5.0)

Wholesale Energy Solutions Segment

Roll Forward of Energy-Related Derivatives

(In millions)
Net assets at September 30, 2012	$19.7
Recorded to income	(16.4)
Net option premium payments	(0.1)
Realized net settlement of derivatives	(8.2)
Net assets (liabilities) at March 31, 2013	$(5.0)

The maturity dates of our net assets (liabilities) associated with the Wholesale Energy Solutions segments’ energy-related derivatives recorded at fair value at March 31, 2013 is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Wholesale Energy Solutions Segment

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

	Years Ended September 30,
(In millions)	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(5.0)	(4.6)	(0.4)	—	—	—	—
Level 3 — Significant unobservable inputs	—	—	—	—	—	—	—
Total net assets associated with our energy-related derivatives	$(5.0)	$(4.6)	$(0.4)	$—	$—	$—	$—

Refer to Note 8, Derivative and Weather-Related Instruments and Note 9, Fair Value Measurements of the Notes to Consolidated Financial Statements for a further discussion of our derivative activities and fair value measurements.

Value-at-Risk

WGEServices measures the market risk of its energy commodity portfolio by determining its value-at-risk. Value-at-risk is an estimate of the maximum loss that can be expected at some level of probability if a portfolio is held for a given time period. The value-at-risk calculation for natural gas and electric portfolios include assumptions for normal weather, new customers and renewing customers for which supply commitments have been secured. Based on a 95% confidence interval for a one-day holding period, WGEServices’ value-at-risk at March 31, 2013 was approximately $5,800 and $12,000, related to its natural gas and electric portfolios, respectively. At March 31, 2013 the high, low and average value-at-risk for natural gas was $8,900, $200 and $2,800, respectively. At March 31, 2013 the high, low and average value-at-risk for electric was $13,000, $7,700 and $10,100, respectively. At September 30, 2012, WGEServices’ value-at-risk was approximately $900 and $13,900, related to its natural gas and electric portfolios, respectively.

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

Billing Adjustment Mechanisms. In Maryland, Washington Gas has a Revenue Normalization Adjustment (RNA) billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a Weather Normalization Adjustment (WNA) billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, as part of the Conservation and Ratemaking Efficiency (CARE) plan, Washington Gas has a Care Ratemaking Adjustment (CRA) mechanism, which, coupled with the WNA, eliminates the effect of both weather and other factors such as conservation for residential customers and beginning May 1, 2013 for small commercial and industrial customers in Virginia. For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion for Washington Gas.

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

Washington Gas’ net income applicable to its common stock was $76.9 million and $72.1 million for the three months ended March 31, 2013 and 2012, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) lower income taxes due to a decrease in the effective tax rate driven by the write-off of regulatory assets related to the tax effect of Medicare Part D in 2012; (ii) higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection program provisions; (iii) the favorable effects of changes in natural gas consumption patterns due to shifts in weather patterns and (iv) an increase in revenues related to growth of more than 10,400 average active customer meters. Partially offsetting these variances were: (i) a decrease in unrealized margins associated with our asset optimization program; (ii) an increase in depreciation expense due to the growth in our investment in utility plant and (iii) a decrease in the recovery of carrying costs on lower average storage gas inventory balances.

Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2013 and 2012.

Gas Deliveries, Weather and Meter Statistics

	Three Months Ended
	March 31,		Increase/
	2013	2012	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	429.0	323.8	105.2
Gas delivered for others	212.6	172.2	40.4
Total firm	641.6	496.0	145.6
Interruptible
Gas sold and delivered	1.4	0.8	0.6
Gas delivered for others	101.0	78.4	22.6
Total interruptible	102.4	79.2	23.2
Electric generation—delivered for others	14.4	35.2	(20.8)
Total deliveries	758.4	610.4	148.0

Degree Days
Actual	2,151	1,613	538
Normal	2,115	2,112	3
Percent colder (warmer) than normal	1.7%	(23.6)%	n/a
Average active customer meters	1,107,004	1,096,571	10,433
New customer meters added	2,344	2,346	(2)

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

During the three months ended March 31, 2013, total gas deliveries to firm customers were 641.6 million therms, an increase of 145.6 million therms from 496.0 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current quarter than in the same quarter of the prior year and an increase in average active customer meters of 10,433.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Weather, when measured by HDDs was 1.7% colder than normal for the three months ended March 31, 2013, compared to 23.6% warmer than normal for the same period of the prior fiscal year. Including the effects of our weather protection strategy in the District of Columbia, there was a $3.0 million favorable impact to net income attributed to colder weather for the three months ended March 31, 2013 and a $3.1 million unfavorable impact to net income attributed to warmer weather for the three months ended March 31, 2012.

Gas Service to Interruptible Customers. Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 23.2 million therms during the three months ended March 31, 2013, compared to the same period of the prior fiscal year, reflecting increased demand due to weather.

In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ rate designs in the District of Columbia. In the District of Columbia, Washington Gas shares a majority of the margins earned on interruptible gas sales and deliveries with firm customers. A portion of the fixed costs for servicing interruptible customers is collected through the firm customers’ rate design. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the three months ended March 31, 2013, deliveries to these customers decreased by 20.8 million therms when compared to the same period of the prior fiscal year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

RESULTS OF OPERATIONS — Six Months Ended March 31, 2013 vs. March 31, 2012

Washington Gas’ net income applicable to its common stock was $115.3 million and $116.3 million for the six months ended March 31, 2013 and 2012, respectively. Changes in the composition of earnings from the prior period are primarily due to: (i) lower unrealized margins associated with our asset optimization program; (ii) an increase in depreciation expense due to the growth in our investment in utility plant and (iii) a decrease in the recovery of carrying costs on lower average storage gas inventory balances. Partially offsetting these unfavorable variances were: (i) lower income taxes due to a decrease in the effective tax rate driven by the write-off of regulatory assets related to the tax effect of Medicare Part D in 2012; (ii) higher net revenues attributed to the warm weather impacts of 2012 that were in excess of our weather protection program provisions; (iii) an increase in revenues related to growth of more than 10,500 average customer meters; (iv) the favorable effects of changes in natural gas consumption patterns in the District of Columbia and (v) higher revenues due to the timing of rate relief in Maryland.

WGL Holdings, Inc.

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Key gas delivery, weather and meter statistics are shown in the table below for the six months ended March 31, 2013 and 2012.

Gas Deliveries, Weather and Meter Statistics

	Six Months Ended
	March 31,		Increase/
	2013	2012	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	693.8	556.5	137.3
Gas delivered for others	363.1	312.8	50.3
Total firm	1,056.9	869.3	187.6
Interruptible
Gas sold and delivered	2.1	1.6	0.5
Gas delivered for others	177.1	150.3	26.8
Total interruptible	179.2	151.9	27.3
Electric generation—delivered for others	65.6	43.0	22.6
Total deliveries	1,301.7	1,064.2	237.5

Degree Days
Actual	3,460	2,807	653
Normal	3,463	3,462	1
Percent colder (warmer) than normal	(0.1)%	(18.9)%	n/a
Average active customer meters	1,102,917	1,092,337	10,580
New customer meters added	5,772	5,802	(30)

Gas Service to Firm Customers. During the six months ended March 31, 2013 total gas deliveries to firm customers were 1,056.9 million therms, an increase of 187.6 million therms from 869.3 million therms delivered in the same period of the prior fiscal year. This comparison in natural gas deliveries to firm customers primarily reflects colder weather in the current six months than in the same period of the prior year and an increase in average active customer meters.

Weather, when measured by HDDs was 0.1% warmer than normal for the six months ended March 31, 2013, compared to 18.9% warmer than normal for the same period of fiscal year 2012. Including the effects of our weather protection strategy in the District of Columbia, there was a $2.6 million favorable impact to net income attributed to colder weather for the six months ended March 31, 2013 and a $3.1 million unfavorable impact to net income attributed to warmer weather for the six months ended March 31, 2012.

Gas Service to Interruptible Customers. Therm deliveries to interruptible customers increased by 27.3 million therms during the six months ended March 31, 2013 compared to the same period of the prior fiscal year, reflecting increased demand due to colder weather.

Gas Service for Electric Generation. Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL Holdings. During the six months ended March 31, 2013, deliveries to these customers increased by 22.6 million therms when compared to the same quarter of the prior year. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.

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

On September 9, 2011, the PSC of MD issued an order approving purchased gas charges of Washington Gas for the twelve-month period ending August 2009, except for an undetermined amount related to excess gas deliveries by Competitive Service Providers (CSPs) which were cashed-out by Washington Gas. The PSC of MD found that the cash-out of excess deliveries was in violation of Washington Gas’ tariff and that Washington Gas should not have cashed-out the excess deliveries by CSPs, but rather should have eliminated the imbalances through volumetric adjustments in the future. On August 16, 2012, Washington Gas, the Staff of the PSC of MD and the Maryland Office of People’s Counsel (MD OPC) filed a stipulation which, pending approval by the public utility law judge, would resolve all issues remanded by the PSC of MD in its September 9, 2011 order. The parties to the stipulation agreed that the total amount credited or to be credited by Washington Gas to the actual cost adjustment account provision is $4.8 million, and that no civil penalties should be imposed. Given its plans to recover these costs from the CSPs, Washington Gas has recorded accounts receivable from the CSPs for the $4.8 million, of which approximately $3.9 million relates to its affiliate, WGEServices. On November 29, 2012, the Public Utility Law Judge issued a Proposed Order of Public Utility Law Judge approving the Stipulation. The Proposed Order became final on January 3, 2013.

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

Washington Gas Light Company

Part I—Financial Information

Item 2—Management’s Discussion and Analysis of

Financial Condition and Results of Operations (concluded)

On April 26, 2013, Washington Gas filed a request with the PSC of MD for a $30.7 million annual increase in revenues. The $30.7 million revenue increase requested in this application includes a proposed overall rate of return of 8.70% and a return on common equity of 10.70%. Among the adjustments proposed by Washington Gas are one to amortize the effects of the change in the tax treatment of Medicare Part D and one to amortize the costs to initiate the outsourcing agreement with Accenture LLP, which are the subject of Washington Gas’ petition for rehearing filed with the PSC of MD and petition for judicial review filed with the Circuit Court for Baltimore City from the Maryland 2011 Base Rate Case. The procedural schedule for review of Washington Gas’ application has not been established. A final order from the PSC of MD on Washington Gas’ application is expected by November 22, 2013.

Virginia Jurisdiction

Conservation and Ratemaking Efficiency Plan (CARE). On December 4, 2012, Washington Gas filed an application to amend its CARE Plan to allow it to (i) continue to implement its CARE Plan for residential customer classes with a revised portfolio of programs for residential customers and (ii) extend its CARE plan to include programs for small commercial and industrial customer classes; (iii) implement its amended CARE Plan for a three-year period beginning on May 1, 2013 and (iv) extend revenue-neutral decoupling mechanism and cost recovery mechanism to small commercial and industrial customer classes. On April 2, 2013, the Commission issued an Order approving an amended CARE Plan, effective for a three-year period beginning on May 1, 2013, and applicable to both residential and small commercial and industrial customer classes. The amended CARE Plan comprises energy efficient programs for residential and commercial customers, a decoupling mechanism, and a cost recovery mechanism. Of the four residential programs, one is a program for low income customers, and one is a pilot Home Energy Reporting Program.

Affiliate Transactions. On October 2, 2012, Washington Gas filed an application with the SCC of VA for approval of revised service agreements between Washington Gas and two affiliates—WGEServices and WGESystems. The revised service agreements incorporate recommendations from the Staff of the SCC of VA that Washington Gas agreed to include as part of the stipulation approved in Washington Gas’ Virginia base rate case, revisions to the descriptions of services provided to the affiliates, and revisions to permit the two affiliates to participate in some health and welfare plans sponsored by Washington Gas. On December 21, 2012, the SCC of VA approved the revised services agreements with only minor modifications. On January 18, 2013, Washington Gas filed a separate application requesting approval of revised service agreements between Washington Gas and each of the remaining five affiliates receiving services. On April 2, 2013, Washington Gas filed a second amendment to provide additional services to two of its affiliates, and to further revise the proposed service agreements that were included in the January 18, 2013 application. On April 9, 2013, the Commission consolidated the applications. The statutory 60-day review period for the consolidated application commenced on April 2, 2013.

OTHER MATTERS

New Labor Contract. Washington Gas has five labor contracts with bargaining units represented by 3 labor unions. On March 31, 2013, the 24 month labor contract with the Office and Professional Employees International Union Local No. 2 (A.F.L.-C.I.O.), covering approximately 115 employees, expired. On April 1, 2013, Washington Gas entered into a new 3 year contract effective through March 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES – WGL Holdings

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of WGL Holdings’ disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that disclosure controls and procedures of WGL Holdings are effective. There have been no changes in the internal control over financial reporting of WGL Holdings during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of WGL Holdings.

ITEM 4. CONTROLS AND PROCEDURES—Washington Gas

Senior management, including the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) of Washington Gas as of March 31, 2013. Based on this evaluation process, the Chairman and Chief Executive Officer, and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures of Washington Gas are effective. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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

On December 30, 2011, a complaint was filed against Washington Gas in the Superior Court of the District of Columbia. The complaint was filed on behalf of six plaintiffs who are collectively seeking damages in the amount of $110 million. The plaintiffs in the case are: Stephen D. Vermillion III, Jennifer Vermillion, Anna Cederberg Heard, C.J.C. (a minor), and Adrienne Connolly and James Connolly. Pursuant to the complaint, the plaintiffs have sued Washington Gas for various personal injuries and damages allegedly related to, and negligently caused by, pollutants located at Washington Gas’ East Station site at which a manufactured gas plant was formerly operated. The East Station site is adjacent to the Anacostia River in Washington, DC. Washington Gas has filed third-party complaints against the United States and the District of Columbia for contribution, and a counterclaim against James Connolly for any unmet notice obligations. On April 9, 2013 the United States filed a notice of removal to remove the case from the Superior Court to the U.S. District Court for the District of Columbia. Proceedings are ongoing.

On August 14, 2012, a third-party complaint was filed against Washington Gas and WGL Holdings, Inc. in the Arlington County Circuit Court in Virginia (“the Court”) by The Carlin Limited Partnership and Foundation Property Management, Inc. (“The Carlin”). The case involves a complaint filed by plaintiff Marianne Karklins, against The Carlin, seeking $50 million in damages for injuries sustained as a result of an explosion and fire in an apartment on May 21, 2011. Pursuant to the complaint, the plaintiff asserts claims of negligence and negligence per se against The Carlin for her injuries. The third-party complaint was filed on behalf of The Carlin and seeks contribution for any sums awarded to the plaintiff. Washington Gas and WGL Holdings, Inc. filed a demurrer which was sustained by the Court in a letter opinion dated November 28, 2012, effectively dismissing the third-party complaint. The Court allowed the defendants to file an amended third-party complaint and a subsequent demurrer to this amended third-party complaint was overruled. Shortly thereafter, plaintiff filed an amended complaint adding Washington Gas and WGL Holdings, Inc. as defendants. The matter is currently proceeding through discovery.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 26, 2013, Washington Gas filed a request with the PSC of MD for a $30.7 million annual increase in revenues. The $30.7 million revenue increase requested in this application includes a proposed overall rate of return of 8.70% and a return on common equity of 10.70%. Among the adjustments proposed by Washington Gas are one to amortize the effects of the change in the tax treatment of Medicare Part D and one to amortize the costs to initiate the outsourcing agreement with Accenture LLP, which are the subject of Washington Gas’ petition for rehearing filed with the PSC of MD and petition for judicial review filed with the Circuit Court for Baltimore City from the Maryland 2011 Base Rate Case. The procedural schedule for review of the Washington Gas’ application has not been established. A final order from the PSC of MD on the Washington Gas’ application is expected by November 22, 2013.

ITEM 6. EXHIBITS

Exhibits:

Schedule/ Exhibit	Description
(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Terry D. McCallister, the Chairman and Chief Executive Officer, and Vincent L. Ammann, Jr., the Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document:

101.SCH	XBRL Schema Document:

101.CAL	XBRL Calculation Linkbase Document:

101.LAB	XBRL Labels Linkbase Document:

101.PRE	XBRL Presentation Linkbase Document:

WGL Holdings, Inc.

Washington Gas Light Company

Part II—Other Information

Schedule/ Exhibit	Description

101.DEF	XBRL Definition Linkbase Document. Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

Washington Gas Light Company Charter, filed on Form S-3 dated July 21, 1995.

WGL Holdings, Inc. Charter, filed on Form S-4 dated February 2, 2000.

Bylaws of WGL Holdings, Inc. as amended on March 7, 2013, filed as Exhibit 3.1 to Form 8-K on March 13, 2013.

Bylaws of Washington Gas Light Company as amended on March 7, 2013, filed as Exhibit 3.2 to Form 8-K on March 13, 2013.

WGL Holdings, Inc.

Washington Gas Light Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WGL HOLDINGS, INC. and WASHINGTON GAS LIGHT COMPANY
(Co-registrants)

Date: May 2, 2013	/s/ William R. Ford
William R. Ford
Controller (Principal Accounting Officer)