Form 10-K/A
period 2018-09-30
WASHINGTON GAS LIGHT CO
filed 2018-11-29
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
WGL Holdings, Inc. (WGL) and Washington Gas Light Company (Washington Gas) are filing this Amendment No. 1 (“Form 10-K/A”) to their Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission on November 20, 2018, solely to amend Exhibit 23, the Consent of Deloitte & Touche LLP. The companies are amending their Form 10-K filing due to a typographical error with respect to the date contained in the consent included in the original filing, which referenced the incorrect date of the audit opinion. There are no other changes to the Form 10-K or the consent.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

WGL Holdings, Inc.
Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following documents are filed as a part of this Form 10-K/A:

Schedule/ Exhibit	Description

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Adrian P. Chapman, the President and Chief Executive Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Executive Vice President and Chief Financial Officer of WGL Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Adrian P. Chapman, the President and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Vincent L. Ammann, Jr., the Executive Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GAS LIGHT COMPANY

Date: November 29, 2018	/s/ Vincent L. Ammann, Jr.
Vincent L. Ammann, Jr.
Executive Vice President and Chief Financial Officer

5