Form 10-KT
period 2018-12-31
WASHINGTON GAS LIGHT CO
filed 2019-03-04
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☑	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from October 1, 2018 to December 31, 2018
  Commission File Number: 0-49807
WASHINGTON GAS LIGHT COMPANY
(Exact name of Registrant as Specified in Its Charter)

District of Columbia and Virginia	53-0162882
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1000 Maine Ave., S.W.
Washington, D.C. 20024
(Address of Principal Executive Offices and Zip Code)

(703) 750-4440
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Common stock, $1.00 par value
Preferred Stock, cumulative, without par value:
$4.25 Series
$4.80 Series
$5.00 Series

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [✓]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [✓]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [✓]  No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer [✓]	Smaller Reporting Company ☐

Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [✓]
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2018.
As of January 31, 2019, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding. All of the outstanding shares of common stock are held by Wrangler SPE LLC (the SPE), an indirect wholly owned subsidiary of AltaGas Ltd.

Washington Gas Light Company
Form 10-K Transition Report
For the Transition Period from October 1, 2018 through December 31, 2018

(i)

Washington Gas Light Company
Part I

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On December 28, 2018, our Board of Directors approved a change of Washington Gas Light Company's fiscal year from the period beginning on October 1 and ending on September 30 to the period beginning on January 1 and ending on December 31. This transition report on Form 10-K includes financial information for the three-month transition period from October 1, 2018 through December 31, 2018, or the transition period ended December 31, 2018. References in this report to fiscal year 2018, 2017 and 2016 refer to twelve-month periods ended on September 30 of each year. All amounts presented for the three months ended December 31, 2017 are unaudited. Subsequent to this transition report, our annual reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged. Washington Gas Light Company previously filed combined reports with WGL Holdings, Inc.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Washington Gas Light Company (Washington Gas) is an indirect, majority-owned subsidiary of, among other entities, WGL Holdings, Inc (WGL). WGL is an indirect wholly owned subsidiary of AltaGas Ltd. (AltaGas). Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas”,” “we,” “us”, “our” or “the Company” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries.
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas' integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors and may include, but are not limited to the following:

•	the inability to successfully integrate into the operations of AltaGas and a failure to realize anticipated benefits;

•	the effect of the consummation of the merger on our ability to maintain supplier relationships, keep customers, and retain and hire key personnel;

•	unexpected costs incurred in connection with the Merger;

•
the inability to meet commitments under various orders and agreements associated with regulatory approvals for the merger, which could have a detrimental impact on our business, financial condition, operating results and prospects;

•	the loss of certain administrative and management functions and services provided by AltaGas;

•	potential litigation in connection with the merger;

•	changes in AltaGas' strategy or relationship with Washington Gas that could affect our performance or operations;

•	changes in our credit rating, WGL's, or AltaGas' credit ratings, and disruptions in credit market conditions or other factors that may affect our access to and cost of capital;

•
the level and rate at which we incur costs and expenses, and the extent to which we are allowed to recover from customers, through the regulatory process, such costs and expenses relating to constructing, operating and maintaining our distribution system;

•	the availability of natural gas supply, interstate pipeline transportation and storage capacity;

•
leaks, mechanical problems, incidents or other operational issues in our natural gas distribution system, including the effectiveness of our efforts to mitigate the effects of receiving low-HHC natural gas;

Washington Gas Light Company
Part I

•	changes in laws and regulations affecting our business, including in the areas of the environment, pipeline integrity, and employment;

•	changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;

•	disruptions or decline in the local economy in which Washington Gas operates;

•	strikes or work stoppages by unionized employees;

•	costs of providing retirement plan benefits is subject to change;

•	changes to government fiscal and trade policies;

•	security breaches of our information technology infrastructure, including cyber-attacks and cyber-terrorism;

•	acts of nature and catastrophic events, including terrorist acts;

•	the credit-worthiness of customers; suppliers and derivatives counterparties;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	rules implementing the derivatives transaction provisions of the Dodd-Frank Act may impose costs on our derivatives activities;

•	unusual weather conditions and changes in natural gas consumption patterns;

•	legislative, regulatory, and judicial mandates or decisions affecting our operations, including interpretations of the Tax Cuts and Jobs Act of 2017 (Tax Act);

•	our ability to manage the outsourcing of several business processes;

•
the outcome of new and existing matters before courts, regulators, government agencies or arbitrators, including that relating to the August 2016 explosion and fire at an apartment complex in Silver Spring, Maryland;

•	changes in accounting principles and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrant. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrant’s business as described in this transition report on Form 10-K.

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

AltaGas Services (U.S.) Inc. (ASUS): ASUS is a wholly owned subsidiary of AltaGas. It is the parent company of all AltaGas' U.S. subsidiaries.

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

BPO 2.0 Regulatory Asset: Regulatory asset relating to the cost to outsource certain administrative functions.

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

Earnings Before Interest and Taxes (EBIT): A performance measure that includes operating income and other income (expense). EBIT is used in assessing the results of Washington Gas' operations.

Federal Energy Regulatory Commission (FERC): An independent agency of the federal government that regulates the interstate transmission of electricity, natural gas, and oil. The FERC also reviews proposals to build

Washington Gas Light Company
Part I

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

Merger Agreement: An agreement governing WGL's combination with AltaGas, pursuant to which WGL became an indirect wholly-owned subsidiary of AltaGas (the Merger).

New Customer Meters Added: Natural gas meters that are newly connected to a building structure within the Washington Gas distribution system. Service may or may not have been activated.

Normal Weather: A forecast of expected HDDs based on historical HDD data.

PROJECTpipes: An accelerated pipe replacement program that provides a recovery mechanism for costs of eligible infrastructure replacements in the District of Columbia.

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

Purchase of Receivables (POR): A program in Maryland, whereby Washington Gas purchases receivables from participating CSPs at approved discount rates.

Revenue Normalization Adjustment (RNA): A regulatory billing mechanism in the state of Maryland designed to stabilize the level of net revenues collected from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation.

Washington Gas Light Company
Part I

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

Utility Net Revenues: A measure used by the regulated utility which is calculated as operating revenues less the associated cost of gas and applicable revenue taxes. For the regulated utility, the cost of gas associated with sales to customers and revenue taxes are generally pass through amounts.

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

Wrangler 1 LLC: Wrangler 1 LLC is an indirect wholly owned subsidiary of AltaGas Ltd. Upon the effectiveness of the Merger, Wrangler 1 LLC owns all the shares of common stock of WGL.

Wrangler SPE LLC (SPE): Wrangler SPE LLC is a bankruptcy remote special purpose entity which owns all the shares of the common stock of Washington Gas. It was established as a wholly owned subsidiary of WGL upon consummation of the Merger with AltaGas.

Washington Gas Light Company
Part I
Item 1. Business

ITEM 1.  BUSINESS

Corporate Overview
Washington Gas has been engaged in the natural gas distribution business since its incorporation by an Act of Congress in 1848. It was incorporated in Virginia in 1953 and in the District of Columbia in 1957. We are a regulated public utility company that sells and delivers natural gas to retail customers in accordance with tariffs approved by regulatory commissions in the District of Columbia and adjoining areas in Maryland, Virginia and several cities and towns in the northern Shenandoah Valley of Virginia. Washington Gas promotes the efficient use of clean natural gas to improve the environment for the benefit of customers, investors, employees, and the communities it serves.
Washington Gas is an indirect, majority-owned subsidiary of, among other entities, WGL, a Virginia corporation established on November 1, 2000. Washington Gas sells and delivers natural gas to customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia.
On January 25, 2017, WGL entered into a Merger Agreement to combine with AltaGas Ltd., a Canadian corporation (AltaGas). The merger was consummated on July 6, 2018 between AltaGas, WGL, and Wrangler Inc. (Merger Sub), a newly formed indirect wholly owned subsidiary of AltaGas. The Merger Agreement provided for the merger of the Merger Sub with and into WGL, with WGL surviving as an indirect wholly owned subsidiary of AltaGas (the Merger). In connection with the Merger, WGL established Wrangler SPE LLC, a bankruptcy remote special purpose entity (the SPE) for the purposes of owning the common stock of Washington Gas. The SPE is a wholly owned subsidiary of WGL. In addition, WGL owns all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources) and Hampshire Gas Company (Hampshire). Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Additionally, several subsidiaries of WGL own interests in other entities.
For further information on the Merger, see “Safe Harbor and Forward Looking Statements” in the Introduction, Item I. Business, Item 1A. Risk Factors, and Note 18 “Merger with AltaGas Ltd.” of the Notes to Financial Statements in this transition report on Form 10-K.

Products and Services
Washington Gas provides regulated distribution or delivery of natural gas to retail customers under tariff rates designed to provide for a return on and return of the investment used in providing that service. The rates are also designed to provide for recovery of operating expenses and federal and state income taxes incurred in providing that service. Washington Gas also sells natural gas to customers who have not elected to purchase natural gas from unregulated third-party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas purchased to serve firm customers through recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. However, to the extent Washington Gas does not have regulatory mechanisms in place to mitigate the indirect effects of higher gas prices, such as: (i) lower natural gas consumption caused by customer conservation; (ii) increased short-term interest expense to finance a higher natural gas storage and accounts receivable balances and (iii) higher expenses for uncollectible accounts, its net income may decrease.
Washington Gas, under its asset optimization program, makes use of storage and transportation capacity resources when those assets are not required to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers. These profits are earned by entering into commodity-related physical and financial contracts with third parties (refer to the section entitled “Asset Optimization Derivative Contracts” for further discussion of the asset optimization program). Unless otherwise noted, therm deliveries reported do not include deliveries related to the asset optimization program.
At December 31, 2018, Washington Gas’ service area had a population estimated at 5.9 million and included approximately 2.2 million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business. The following table lists the number of active customer meters and therms delivered by jurisdiction as of and for the year ended December 31, 2018 and 2017, respectively.

Washington Gas Light Company
Part I
Item 1. Business (continued)

Active Customer Meters and Therms Delivered by Jurisdiction
Jurisdiction	Active Customer Meters as of December 31, 2018	Millions of Therms Delivered Year Ended December 31, 2018	Active Customer Meters as of December 31, 2017	Millions of Therms Delivered Year Ended December 31, 2017

District of Columbia	164,509	305.7	162,683	279.6
Maryland	488,844	918.4	480,913	776.5
Virginia	531,477	693.2	525,698	589.1
Total	1,184,830	1,917.3	1,169,294	1,645.2
For additional information about gas deliveries and meter statistics, refer to the section entitled “Results of Operations” in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Management’s Discussion and Analysis) for Washington Gas.
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
District of Columbia Jurisdiction
The PSC of DC consists of three full-time members who are appointed by the Mayor with the advice and consent of the District of Columbia City Council. The term of each commissioner is four years with no limit on the number of terms that can be served. The PSC of DC has no time limitation within which it must make decisions regarding modifications to base rates charged by Washington Gas to its customers; however, it targets resolving pending rate cases within three months of the close of record.
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
Virginia Jurisdiction
The SCC of VA consists of three full-time members who are elected by the General Assembly of Virginia. Each commissioner has a six-year term with no limit on the number of terms that can be served.
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
Seasonality of Business Operations

Washington Gas Light Company
Part I
Item 1. Business (continued)

Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, 75% and 73% of the total therms delivered in Washington Gas’ service area occurred during its first and fourth quarters for calendar years 2018 and 2017, respectively. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas typically incurs net losses in the second and third quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the season-to-season fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper backed by a revolving credit facility. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.
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
Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States. At December 31, 2018, Washington Gas had multiple service agreements with four pipeline companies that provides firm transportation and/or storage services directly to Washington Gas’ city gates. These contracts have expiration dates ranging from calendar years 2019 to 2044. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to add to its storage and transportation capacity and continues to monitor other opportunities to acquire or participate in additional pipeline and storage capacity to support customer growth and improve or maintain the high level of service expected by its customer base.
Asset Optimization Derivative Contracts

Washington Gas Light Company
Part I
Item 1. Business (continued)

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
The derivatives used under this program are subject to fair value accounting treatment which may cause significant period-to-period volatility in earnings from unrealized gains and losses associated with changes in fair value for the portion of net profits attributed to shareholders. However, this earnings volatility does not change the realized margins that Washington Gas expects to earn from these transactions. All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins including unrealized gains and losses recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2018 and the fiscal years ended September 30, 2018, 2017 and 2016, respectively, were net gains of $1.1 million, $34.3 million, $82.9 million, and $43.8 million.
Refer to the sections entitled “Results of Operations — Regulated Utility Operating Results” and “Market Risk” in Management’s Discussion and Analysis for further discussion of the asset optimization program and its effect on earnings.
Annual Sendout
As reflected in the table below, Washington Gas received natural gas from multiple sources in calendar year 2018 and expects to use those same sources to satisfy customer demand in calendar year 2019. Firm transportation denotes gas transported directly to the entry point of Washington Gas’ distribution system in contractual volumes. Transportation storage denotes volumes stored by a pipeline during the spring, summer and fall for withdrawal and delivery to the Washington Gas distribution system during the winter heating season to meet load requirements. Peak load requirements are met by: (i) underground natural gas storage at the Hampshire storage field; (ii) the local production of propane air plants located at Washington Gas-owned facilities in Rockville, Maryland (Rockville Station) and in Springfield, Virginia (Ravensworth Station) and (iii) other peak-shaving resources. Unregulated third-party marketers acquire interstate pipeline and storage capacity and the natural gas commodity on behalf of Washington Gas’ delivery service customers under customer choice programs. Washington Gas also provides transportation, storage and peaking resources to unregulated third-party marketers (refer to the section entitled “Natural Gas Unbundling”). These retail marketers have natural gas delivered to the entry point of Washington Gas’ distribution system on behalf of those utility customers that have decided to acquire their natural gas commodity on an unbundled basis, as discussed below.
Excluding the sendout of sales and deliveries of natural gas used for electric generation, the following table outlines total sendout of the system. The sources of delivery and related volumes that were used to satisfy the requirements of calendar year 2018 and those projected for calendar year 2019 are shown in the following table.

Methods of Delivery of Annual Sendout
(In millions of therms)	Fiscal Year	Calendar Year
Sources of Delivery	Actual 2017	Actual 2018	Projected 2019
Firm Transportation	513	700	594
Transportation Storage	398	476	422
Hampshire Storage, Company-Owned Propane-Air Plants, and other Peak-Shaving Resources	29	37	30
Unregulated Third-Party Marketers	783	805	845
Total	1,723	2,018	1,891
Design Day Sendout
The effectiveness of Washington Gas’ capacity resource plan is largely dependent on the sources used to satisfy forecasted and actual customer demand requirements for its design day. For planning purposes, Washington Gas assumes that all

Washington Gas Light Company
Part I
Item 1. Business (continued)

interruptible customers will be curtailed on the design day. Washington Gas’ forecasted design day demand for calendar year 2019 is 19.9 million therms and Washington Gas’ projected sources of delivery for design day sendout is 21.0 million therms. This provides a reserve margin of approximately 5.3%. Washington Gas plans for the optimal utilization of its storage and peaking capacity to reduce its dependency on firm transportation and to lower pipeline capacity costs. The following table reflects the sources of delivery that are projected to be used to satisfy the forecasted design day sendout estimate for calendar year 2019.

Projected Sources of Delivery for Design Day Sendout
(In millions of therms)	Calendar Year 2019
Sources of Delivery	Volumes	Percent
Firm Transportation	6.8	32%
Transportation Storage	8.5	41%
Hampshire Storage, Company-Owned Propane-Air Plants and other Peak-Shaving Resources	5.5	26%
Unregulated Third-Party Marketers	0.2	1%
Total	21.0	100%
Natural Gas Unbundling
At December 31, 2018, customer choice programs for natural gas customers were available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third-party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. Of Washington Gas’ 1.2 million active customers at December 31, 2018, approximately 175,000 customers purchased their natural gas commodity from unregulated third-party marketers.
The following table provides the percentage of customers participating in customer choice programs in Washington Gas’ jurisdictions at December 31, 2018.

Participation in Customer Choice Programs
At December 31, 2018
Jurisdiction	Customer Class	Eligible Customers
		Total	% Participating
District of Columbia	Firm:
	Residential	151,366	9%
	Commercial	12,999	34%
	Interruptible	144	99%
Maryland	Firm:
	Residential	457,171	19%
	Commercial	31,500	42%
	Interruptible	171	99%
	Electric Generation	2	100%
Virginia	Firm:
	Residential	501,358	10%
	Commercial	29,959	31%
	Interruptible	160	96%
Total		1,184,830
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

Washington Gas Light Company
Part I
Item 1. Business (continued)

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
Competition
The Natural Gas Delivery Function
The natural gas delivery function, the core business of Washington Gas, continues to be regulated by local and state regulatory commissions. In developing this core business, Washington Gas has approximately $4 billion of invested assets at December 31, 2018, to build and serve customers through safe and reliable distribution system assets. Because of the high fixed costs and significant safety and environmental considerations associated with building and operating a distribution system, Washington Gas expects to continue being the only owner and operator of a distribution system in its current franchise areas for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypass of its facilities by other potential delivery service providers.
Competition with Other Energy Products
Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. Washington Gas continues to attract the majority of the new residential construction market in its service territory, and consumers’ continuing preference for natural gas allows Washington Gas to maintain a strong market presence. The following table lists the new customer meters added by jurisdiction and major rate class for the calendar year ended December 31, 2018.

New Customer Meters by Area
	Residential	Commercial and Interruptible	Group Metered Apartments	Total
Maryland	5,570	382	—	5,952
Virginia	4,960	340	1	5,301
District of Columbia	614	107	1	722
Total	11,144	829	2	11,975
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
Critical Factors
Factors critical to the success of the regulated utility segment include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to meet customer demands; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) having access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates charged to customers and (vi) earning a fair, just and reasonable rate of return on invested capital.

Environmental Matters
We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long time frame to control environmental effects. Most of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas

Washington Gas Light Company
Part I
Item 1. Business (continued)

plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:

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
Washington Gas received a letter in February 2016 from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft remedial investigation report issued on March 30, 2018 identifies East Station as one of seventeen potential environmental cleanup sites. We are not able to estimate the total amount of potential damages or timing associated with the District of Columbia's environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount based on a potential range of estimates for the feasibility study costs.
See Note 11 —Environmental Matters of the Notes to Financial Statements for further discussion of environmental response costs.
Other Information
At December 31, 2018, we had 1,549 employees.
Washington Gas has determined that it will not be classified as a swap dealer or major swap participant under the Dodd-Frank Act.
The following documentation is available on the Web site for Washington Gas (www.washingtongas.com) under “Corporate Information”/“Governance”: our code of conduct, the AltaGas Code of Business Ethics, the Washington Gas Corporate Governance Guidelines, and the Charters for the Governance & Environment, Health and Safety, Audit and Human Resources Committees of Washington Gas. Any changes or amendments to these documents will also be posted to this section of the Washington Gas Web site.
Copies of any of the aforementioned documents may be obtained by request to the Corporate Secretary at Washington Gas, 1000 Maine Ave., S.W., Washington, D.C. 20024. Also on the Washington Gas corporate Web site is additional information about Washington Gas and access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed with or furnished to the Securities and Exchange Commission.
Our research and development costs during the transition period ended December 31, 2018 and fiscal years ended September 30, 2018, 2017 and 2016 were not material.

Washington Gas Light Company
Part I
Item 1A. Risk Factors

ITEM 1A. RISK FACTORS

The risk factors described below should be read in conjunction with other information included or incorporated by reference in this transition report on Form 10-K, including an in-depth discussion of these risks in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The merger of WGL with AltaGas may not achieve its anticipated results, and WGL, including Washington Gas, may be unable to integrate the operations of AltaGas in the manner expected.

WGL and AltaGas entered into the Merger Agreement expecting that the Merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the businesses of WGL and AltaGas can be integrated in an efficient, effective and timely manner. The combination of two independent businesses is complex, costly, and time-consuming; and may divert significant management attention and resources, including those of Washington Gas, to combining WGL’s and AltaGas’ business practices and operations, which could otherwise have been devoted to business opportunities of WGL and, specifically, Washington Gas. This process may disrupt Washington Gas’ business.

In addition, it is possible that the integration process could take longer than anticipated and could result in the disruption of Washington Gas’ business, processes, and systems; or inconsistencies in standards, controls, procedures, practices, and policies, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger as and when expected. The overall combination of WGL’s and AltaGas’ businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. Failure to achieve these anticipated benefits or the incurrence of unanticipated expenses and liabilities could materially adversely affect Washington Gas’ business, financial condition, operating results and prospects, as well as that of the combined company.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

Washington Gas is dependent on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the combined company post-Merger will depend in part upon Washington Gas’ ability to retain key management personnel and other key employees. Current and prospective employees of Washington Gas may experience uncertainty about their future roles with the combined company, which may materially adversely affect the ability of Washington Gas to retain and attract key personnel going forward. Washington Gas may also have difficulty addressing possible differences in corporate cultures and management philosophies. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of Washington Gas, which could materially adversely affect Washington Gas’ business, financial condition, operating results and prospects.

Washington Gas may incur unexpected costs in connection with the Merger.

Washington Gas expects to incur a number of non-recurring expenses associated with and following consummation of the Merger, as well as expenses related to combining the operations of the two companies. Washington Gas may incur additional unanticipated costs in the integration of the businesses of Washington Gas and AltaGas. Although Washington Gas expects that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and Merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

Washington Gas may encounter unexpected difficulties or costs in meeting commitments made under various orders and agreements associated with regulatory approvals for the Merger.

As a result of the process to obtain regulatory approvals required for the Merger, Washington Gas is committed to various programs, contributions and investments in several agreements and regulatory approval orders. It is possible that Washington Gas may encounter delays, unexpected difficulties or additional costs in meeting these commitments in compliance with the terms of the relevant agreements and orders. Failure to fulfill the commitments in accordance with their terms could result in increased costs or result in penalties or fines that could materially adversely affect Washington Gas’ business, financial condition, operating results and prospects.

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

As an indirect, majority-owned subsidiary of AltaGas, Washington Gas is dependent on AltaGas for certain services under a services agreement. Loss of such services, if any, could have a material impact on Washington Gas’ business, financial condition, results of operations and cash flows.

Washington Gas receives general corporate services from AltaGas under a service agreement approved by the SCC of VA. Under the agreement, Washington Gas relies on AltaGas for certain administrative and management functions and services, including human resources, employee benefits, finance, legal, accounting, tax, information technology, and office services. Should AltaGas not be able to provide such services to Washington Gas for any reason, Washington Gas will need to utilize its own resources for such services or otherwise find a substitute provider for such services. Washington Gas, however, may not have sufficient internal resources to effectively provide such services or may not be able to contract with a substitute service provider on similar terms or at all.  Moreover, the costs of obtaining a substitute service provider, if found, may also be substantial and overly burdensome for Washington Gas. Washington Gas may also experience an interruption in the provision of such services to it.  In addition, in light of AltaGas' familiarity with Washington Gas, a substitute service provider, if any, may not be able to provide the same level of service due to lack of preexisting synergies. If Washington Gas cannot support necessary services from its internal resources or otherwise locate providers that are able to provide it with substantially similar services, Washington Gas’ business, financial condition, results of operations and cash flows could be adversely affected.

WGL and AltaGas may become targets of securities class action suits and derivative suits, which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies who have entered into Mergers and acquisition transactions. There can be no assurance that WGL or AltaGas will not be targets of such suits in the future, and no guarantee that WGL or AltaGas can successfully defend against any such actions. Defending against these claims, even if meritless, could result not only in substantial costs to WGL and AltaGas, but could divert the attention of management of Washington Gas.

As an indirect, majority-owned subsidiary of AltaGas, Washington Gas is affected by AltaGas' strategic decisions and performance.

Notwithstanding certain protections provided by the merger-related commitments, as an indirect, majority-owned subsidiary of AltaGas, Washington Gas’ business and operating performance can be affected by a wide range of strategic decisions that AltaGas may make from time to time. Significant changes in AltaGas’ strategy, its relationship with Washington Gas, as well as material adverse changes in the performance of AltaGas, could have a material adverse effect on Washington Gas’ business, financial condition, operating results and prospects.

A downgrade in WGL’s or AltaGas’ credit ratings could negatively affect Washington Gas’ cost of, and ability to access, capital.

Washington Gas’ ability to obtain adequate and cost-effective financing depends in part on its credit ratings and the liquidity of financial markets. A negative change in its ratings outlook or any downgrade in its current investment-grade credit ratings by the rating agencies, particularly below investment grade, could adversely affect Washington Gas’ costs of borrowing and/or access to sources of liquidity and capital. Further, a negative change in AltaGas’ or WGL’s ratings outlooks or any downgrade in their credit ratings could negatively impact Washington Gas’ ratings outlook or downgrade its credit ratings. Such downgrades could limit Washington Gas’ access to the credit markets and increase the costs of borrowing under available credit lines. Should Washington Gas’ credit ratings be downgraded, the interest rates on its borrowings under its existing credit facilities and commercial paper program, as well as on any future public or private debt issuances, could increase. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to Washington Gas’ customers, which would be impacted by the merger-related commitment that prohibits Washington Gas from recovering any incremental financing costs due to a credit downgrade, could adversely affect earnings or cash flows by limiting Washington Gas’ ability to earn its allowed rate of return. Additionally, disruptions in the credit market, including as a result of natural disasters and catastrophic events (including terrorist acts), could adversely affect Washington Gas’ access to sources of liquidity and increase its borrowing costs.

Washington Gas may be unable to access capital or the cost of capital may significantly increase.

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

Washington Gas’ ability to obtain adequate and cost-effective financing is dependent upon the liquidity of the financial markets, in addition to its credit ratings. Disruptions in the capital and credit markets could adversely affect Washington Gas’ ability to access short-term and long-term capital. Washington Gas’ access to funds under its commercial paper program is dependent on investor demand for its commercial paper. Disruptions and volatility in the global credit markets could limit the demand for Washington Gas’ commercial paper or result in the need to offer higher interest rate to investors, which would result in higher expense and could adversely impact liquidity.

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

Washington Gas’ business is exposed to operational issues, hazards and risks inherent in storing and transporting natural gas that could affect the public safety and reliability of its distribution system. While Washington Gas, with support from each of its regulatory commissions, is accelerating the replacement of aging pipeline infrastructure prioritized on a risk-based approach, potential operating issues remain. These issues such as leaks, equipment problems and incidents, including explosions and fire, could result in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence. Any liabilities resulting from the occurrence of these events may not be fully covered by insurance, and Washington Gas may be unable to recover from customers through the regulatory process all of these repair, remediation and other costs and earn its authorized rate of return on these costs.

Washington Gas has implemented preventive and remedial measures to address increased leak rates in its distribution system caused by an increase in the volume of natural gas containing low concentration of HHCs received from its suppliers.  These measures include the injection of hexane to increase the concentration of HHCs and the implementation of pipe replacement programs.  If Washington Gas were unable to inject hexane into its natural gas supply due to limited availability of hexane, equipment or operational problems, or damage to our facilities at which hexane is injected, our leak rates could increase, which

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

would exacerbate the risks discussed herein.  In addition, Washington Gas’ ability to continue to recover the cost of these preventive and remedial measures and to earn its authorized rate of return on these costs is subject to the regulatory process.

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

In the past, the United States Congress has considered legislative proposals to limit greenhouse gas (GHG) emissions. Also, the District of Columbia has made a pledge to be carbon-neutral by 2050. Future proposals to limit GHG emissions could adversely affect our operating and service costs and demand for our product. Should future proposals become law, operating and service costs may increase and demand for our product could decrease, and utility costs and prices charged to utility customers may increase, which would adversely affect our financial results.

Changes in the relative prices of alternative forms of energy may weaken the competitive position of Washington Gas’ delivery service, which could reduce growth in natural gas customers, reduce the volume of natural gas delivered and negatively affect Washington Gas’ cash flows and earnings.

The price of natural gas delivery service that Washington Gas provides competes with the price of other forms of energy such as electricity, heating oil and propane. An increase in the price of natural gas compared to other sources of energy may cause the competitive position of our natural gas delivery service to decline. A decline in the competitive position of natural gas service may lead to fewer natural gas customers, lower volumes of natural gas delivered, lower cash flows and lower earnings.

A decline in the local economy in which Washington Gas operates may reduce net revenue growth and reduce future earnings and cash flows.

Substantially all of our natural gas utility customers are located in Virginia, Maryland and the District of Columbia. A general decline in the economy of the region in which Washington Gas operates or a change in the usage patterns and financial condition of customers in the region due to factors beyond Washington Gas' control, such as the recent federal government shutdown, might adversely affect Washington Gas’ ability to grow its customer base and collect revenues from existing customers, which may negatively affect net revenue growth and increase costs.

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

The availability of adequate pipeline transportation capacity and natural gas supply may decrease.

We purchase almost all of our natural gas supply from sources that must then be transported to our service territory. In particular, while the Marcellus Shale region is rapidly developing as a premier gas formation, the interstate pipeline transportation capacity may limit the availability of gas from the Marcellus Shale region in the near term. A significant disruption to or reduction in pipeline capacity due to events such as operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce our normal supply of gas, which may affect our ability to serve customer demand and may reduce our earnings.

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

The cost of providing retirement plan benefits to eligible current and former employees is subject to changes in the performance of investments, demographics, and other factors and assumptions. These changes may have a material adverse effect on us.

The cost of providing retirement plan benefits to eligible current and former employees is subject to changes in the market value of our retirement plan assets, changing bond yields, changing demographics and changing assumptions. Any sustained declines in equity markets, reductions in bond yields, increases in health care cost trends, or increases in life expectancy of beneficiaries may have an adverse effect on our retirement plan liabilities assets and benefit costs. Additionally, we may be required to increase our contributions in future periods in order to preserve the current level of benefits under the plans and/or due to federal funding requirements.

Changes to government fiscal and trade policies could adversely affect Washington Gas’ strategic decisions and operating performance.

Any changes in the US trade policy could trigger retaliatory actions by affected companies resulting in increased costs for goods used in our normal course of business, such as steel pipe.

Cyber-attacks, including cyber-terrorism or other information technology security breaches, or information technology failures may disrupt our business operations, increase our costs, lead to the disclosure of confidential information, and damage our reputation.

Security breaches of our information technology infrastructure, including cyber-attacks and cyber-terrorism, or other failures of our information technology infrastructure could lead to disruptions of our natural gas distribution operations and otherwise adversely impact our ability to safely and effectively operate our pipeline and serve our customers. In addition, an attack on or failure of our information technology systems could result in the unauthorized release of customer, employee or Company data that is crucial to our operational security or could adversely affect our ability to deliver and collect on customer bills. Such security breaches of our information technology infrastructure could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. We have implemented preventive, detective, and remediation measures to manage these risks, and we maintain cyber risk insurance to mitigate the effects of these events. Nevertheless, these may not effectively protect all of our systems all the time. To the extent that the occurrence of any of these cyber-events is not fully insured, it could adversely affect Washington Gas’ financial condition and results of operations.

Our ability to meet our customers’ requirements may be impaired if contracted supply is not available, if supplies are not delivered in a timely manner, if we lose key suppliers or if we are not able to obtain additional supplies during significant spikes in demand.

Washington Gas must acquire adequate natural gas supply and pipeline and storage capacity to meet current and future customers’ annual and seasonal natural gas requirements. We depend on the ability of natural gas producers, pipeline gatherers, natural gas processors, and interstate pipelines to meet these requirements. If we are unable to secure adequate supplies in a timely manner because of a failure of our suppliers to deliver the contracted commodity, capacity or storage, if we are unable to secure additional quantities during significant abnormal weather conditions, or if Washington Gas' interruptible customers fail to comply with requests to curtail their gas usage during periods of sustained cold weather, we may be unable to meet our customers’ requirements. Such inability could result in defaults under contracts with customers, penalties and financial damage payments, costs relating to procedures to recover from a disruption of service, the loss of key licenses and operating authorities, and the loss of customers, which could have a material adverse effect on our financial results.

Natural disasters and catastrophic events, including terrorist acts, may adversely affect our business.

Natural disasters and catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, and other similar occurrences, could damage our operational assets, including our utility facilities, and information technology infrastructure. Such events could likewise damage the operational assets of our suppliers or customers. These events could disrupt our ability to meet customer requirements, significantly increase our response costs, and significantly decrease our revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on our operations, financial condition, and results of operations. The

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

availability of insurance covering catastrophic events, sabotage and terrorism may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms that could adversely affect Washington Gas' financial condition and results of operations.

We are exposed to counterparty and contract-related risks that could adversely affect our results of operations, cash flows and financial condition.

We may extend credit to counterparties, including other utilities, holding companies, banks, gas exploration and production companies, government-backed utilities and other participants in the energy industry relating to the sale, purchase and delivery of commodity. Although we believe we have prudent policies in place to manage our credit risk, including credit policies, netting arrangements and margining provisions incorporated in contractual agreements, we may not be able to collect amounts owed to us, which could adversely affect our liquidity and results of operations.

In addition, we enter into agreements with counterparties relating to the sale, purchase and delivery of commodity, transportation capacity and other matters.  Our decisions to enter these agreements are based on our expectations about the ongoing viability of our counterparties, assumptions and expectations underlying pricing terms and conditions, and commercial terms and other matters.  These expectations may prove to be incorrect or our counterparties may dispute key terms of our agreements in ways that we do not anticipate.  Such developments could result in our incurring losses or otherwise not achieving anticipated financial returns, which could have a material adverse effect on our results of operations.

Our risk management strategies and related hedging activities may not be effective in managing risks and may cause increased volatility in our earnings and may result in costs and losses for which rate recovery may be disallowed.

We are exposed to commodity price, weather, and interest rate risks. For gas purchases to serve utility customers, Washington Gas attempts to manage its exposure to these risks, in part, through regulatory recovery mechanisms. In addition, we attempt to mitigate risks by hedging, setting risk limits and employing other risk management tools and procedures. These risk management activities may not be effective and cannot eliminate these risks in their entirety. If these tools and procedures are ineffective, we could incur significant losses, which could have a material adverse effect on our financial results and liquidity. In addition, although Washington Gas generally anticipates rate recovery of its costs or losses incurred in connection with these risk management activities, a regulator could subsequently disallow these costs or losses from the determination of revenues, which could adversely affect our financial results and increase the volatility of our earnings.

Rules implementing the derivatives transaction provisions of the Dodd-Frank Act could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act regulates derivatives transactions, which include certain instruments, such as interest rate swaps, and commodity options, financial and other contracts, used in our risk management activities. The Dodd-Frank Act requires that a registered clearing facility clear most swaps and that the swaps trade on a designated exchange or swap execution facility, with certain exceptions for entities that use swaps to hedge or mitigate commercial risk. The Dodd-Frank requirements relating to derivative transactions have not been fully implemented by the SEC and the Commodity Futures Trading Commission. When fully implemented, the law and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.

In addition, we may transact with counterparties based in the European Union, Canada, or other jurisdictions which, like the U.S., are in the process of implementing regulations to regulate derivatives transactions, some of which are currently in effect and may impose costs on our derivatives activities.

Our business, earnings and cash requirements are highly weather sensitive and seasonal.

The earnings of Washington Gas can vary from year to year depending, in part, on weather conditions. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. In Maryland and Virginia, we have in place regulatory mechanisms and rate designs intended to stabilize the level of net revenues that we collect from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation. If our rates and tariffs are modified to eliminate these provisions, then we would be exposed to significant

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

risk associated with weather. Weather can also impact our operating costs related to system maintenance which is not covered by regulatory mechanisms.

Washington Gas may face regulatory and financial risks related to pipeline safety legislation.

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

Certain of our information technology, customer service, supply chain, pipeline and infrastructure installation and maintenance, engineering, payroll, and human resources functions that we rely on are provided by third-party vendors. Some of these services may be provided by vendors from centers located outside of the United States. Services provided pursuant to these agreements could be disrupted due to events and circumstances beyond our control. Our reliance on these service providers could have an adverse effect on our business, results of operations and financial condition.

The Tax Act could adversely affect WGL.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. While Washington Gas has assessed and implemented the impacts of the Tax Act on it, it remains unknown at this time how the Treasury Department may interpret certain provisions of the Tax Act. These interpretations could have a negative impact on the results of operations, cash flows and financial condition of Washington Gas.

The Tax Act may impact Washington Gas’ ability to use its net operating loss (NOL) carry forwards.

The Tax Act includes a limitation on the utilization of net operating losses beginning October 1, 2018 to 80% of current year taxable income and eliminates any NOL carrybacks. Such net operating losses have an unlimited carryforward. These provisions may affect the timing of the utilization of net operating loss carryforwards and investment tax credit carryforwards.

Washington Gas Light Company
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

At December 31, 2018, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses.
At December 31, 2018, Washington Gas had approximately 578 miles of transmission mains, 13,210 miles of distribution mains and 12,841 miles of distribution services.
Washington Gas owns approximately 20 acres of land and two buildings at 6801 and 6803 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used as substations for its utility operations. Washington Gas holds title to land and buildings used for utility operational functions, such as gate stations or substations throughout its service territory in the District of Columbia, Maryland and Virginia.
Washington Gas also has peak shaving facilities in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant).
Facilities utilized by our corporate headquarters are located in the Washington, D.C. and Baltimore metropolitan areas and are leased.
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas other than a small amount of property that is expressly excluded. At December 31, 2018, September 30, 2018 and September 30, 2017, there was no debt outstanding under the Mortgage.
ITEM 3. LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 12-Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Silver Spring, Maryland Incident
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  The NTSB has scheduled a board meeting, open to the public, on April 23, 2019, “to determine the probable cause” of the incident. A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All of these suits seek unspecified damages for personal injury and/or property damage. The one action seeking class action status has been amended to assert property damage and loss of use claims. The trial date for the hearings has been scheduled for December 2, 2019. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity, has worked closely with the NTSB to help determine the cause of this incident.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part I

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the registrant at February 5, 2019, are listed below along with their business experience during at least the past five years. The age of each officer listed is as of the date of filing of this report. There is no family relationship among the officers.
Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers listed with Washington Gas Light Company.

Executive Officers
Name, Age and Position with the registrant	Date Elected or Appointed

Adrian P. Chapman, Age 61
President and Chief Executive Officer	July 6, 2018
President and Chief Operating Officer	October 1, 2009

Vincent L. Ammann, Jr., Age 59
Executive Vice President and Chief Financial Officer	July 6, 2018
Senior Vice President and Chief Financial Officer	October 1, 2013
Vice President and Chief Financial Officer	September 30, 2006

Douglas I. Bonawitz, Age 56
Vice President and Treasurer	July 5, 2017
Assistant Treasurer	October 1, 2016

William R. Ford, Age 63
Vice President and Chief Accounting Officer	October 1, 2013
Controller	October 1, 2010

Marcellous P. Frye, Jr., Age 51
Vice President—Economic Development and Strategy	February 4, 2019
Vice President—Business Services and Public Policy	March 21, 2008

Luanne S. Gutermuth, Age 56
Executive Vice President and Chief Administrative Officer	July 6, 2018
Senior Vice President—Shared Services and Chief Human Resource Officer	October 1, 2014
Vice President—Human Resources and Organization Development	October 1, 2010

Karen M. Hardwick, Age 55(1)
Senior Vice President and General Counsel	October 15, 2018

Mark A. Lowe, Age 55
Vice President—Gas Supply and Engineering	October 1, 2014
Division Head—Gas Supply	March 10, 2008

Richard H. Moore, Age 50
Vice President—Growth and Customer Experience	February 4, 2019

Washington Gas Light Company
Part I

Vice President—Corporate Development Officer	October 1, 2015
Division Head and Chief Operating Officer, Washington Gas Energy Services	May 25, 2014
Division Head—Strategy and Business Development	November 30, 2009

John O'Brien, Age 58(2)
Executive Vice President, Strategy & Public Affairs	July 6, 2018

Dorothy Ramsey, Age 64
Vice President—Human Resources	October 15, 2018
Assistant Vice President and Chief Talent Officer	September 29, 2016
Director Organization Effectiveness	March 13, 2006

Douglas A. Staebler, Age 58
Senior Vice President—Utility Operations	October 1, 2014
Vice President—Operations, Engineering, Construction and Safety	October 31, 2006

Tracy L. Townsend, Age 52
Vice President—Construction, Compliance and Safety	October 1, 2014
Division Head—Safety, Compliance, Construction Operations Support and Technology	October 1, 2010

(1) Prior to her appointment as General Counsel of Washington Gas Light Company, Ms. Hardwick served as General Counsel for the University of the District of Columbia from March 2016 to October 2018. Prior to that position, Ms. Hardwick served as General Counsel/City Attorney to Annapolis, Maryland from December 2009 to December 2013.
(2) Mr. O'Brien has had various roles within the AltaGas organization since joining in 2015, most recently as President and Chief Operating Officer of AltaGas Services (U.S.) Inc. (ASUS). He is currently also Executive Vice President, Government and Regulatory for ASUS and AltaGas Utility Holdings (U.S.) Inc., both of which are subsidiaries of AltaGas. Prior to AltaGas, Mr. O'Brien held management positions in government relations and regulatory affairs within the energy industry, including most recently in the position of Executive Vice President, Public Policy and External Affairs with Energy Future Holdings (Energy Future Holdings filed for bankruptcy in 2014).

Washington Gas Light Company
Part II
Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
All of the outstanding shares of common stock are owed by the SPE, an indirect wholly owned subsidiary of AltaGas Ltd. Washington Gas' common stock is not publicly traded.
On December 17, 2018, we voluntarily registered Washington Gas Light Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, effective on such date.
Dividends
During the three months ended December 31, 2018, Washington Gas paid cash dividends to the SPE of $23.7 million.
For the fiscal year ended September 30, 2018 and 2017, Washington Gas paid cash dividends to WGL of $87.6 million and $85.8 million, respectively.

Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for Washington Gas derived from the financial statements as of and for the last five fiscal years and for the three-month transition period ended December 31, 2018. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Financial Statements and the Notes to the Financial Statements.

(In thousands, except per share data)	Three Months Ended December 31,	Fiscal Years Ended September 30
	2018	2018	2017	2016		2015	2014
SUMMARY OF EARNINGS
Operating revenues	$402,101	$1,248,063	$1,166,968	$1,070,904		$1,328,191	$1,443,800
Net income applicable to common stock	$48,843	$(27,962)	$130,472	$111,794		$107,358	$97,004
CAPITALIZATION-YEAR END
Common shareholder’s equity	$1,562,573	$1,442,764	$1,164,749	$1,113,446		$1,081,292	$1,050,166
Preferred stock	28,173	28,173	28,173	28,173		28,173	28,173
Long-term debt, excluding current maturities	1,035,033	1,084,933	1,134,461	939,015	(a)	691,330	675,095
Total capitalization	$2,625,779	$2,555,870	$2,327,383	$2,080,634	(a)	$1,800,795	$1,753,434
OTHER FINANCIAL DATA
Property, plant and equipment-net—year-end	$4,189,337	$4,117,454	$3,887,715	$3,526,732		$3,243,446	$3,022,064
Total assets—year-end	$5,516,585	$5,150,082	$4,954,714	$4,609,555	(a)	$4,199,577	$3,938,029
UTILITY GAS SALES AND DELIVERIES (thousands of therms) (thousands of therms)
Gas sold and delivered
Residential firm	240,894	711,726	600,279	590,625		734,874	738,963
Commercial and industrial
Firm	66,480	205,644	174,436	167,832		197,543	200,153
Interruptible	319	2,520	2,554	2,771		2,072	2,193
Total gas sold and delivered	307,693	919,890	777,269	761,228		934,489	941,309
Gas delivered for others
Firm	166,320	538,266	495,031	501,030		558,125	535,503
Interruptible	66,896	248,151	242,545	239,013		260,264	267,705
Electric generation	24,245	180,626	87,611	291,252		179,061	144,403
Total gas delivered for others	257,461	967,043	825,187	1,031,295		997,450	947,611
Total utility gas sales and deliveries	565,154	1,886,933	1,602,456	1,792,523		1,931,939	1,888,920
OTHER STATISTICS
Active customer meters—year-end	1,184,830	1,177,976	1,163,655	1,144,160		1,129,865	1,117,043
New customer meters added	3,216	12,581	12,488	12,221		12,099	13,327
Heating degree days—actual	1,398	3,759	3,127	3,341		3,929	4,111
Weather percent colder (warmer) than normal	0.4%	(4.7)%	(15.9)%	(10.4)%		4.6%	9.6%

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) analyzes the financial condition, results of operations and cash flows of Washington Gas. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “Washington Gas,” “we,” “us,” “our” or the "Company" refers to Washington Gas Light Company.
Management’s Discussion and Analysis is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the company’s financial statements and the Notes to Financial Statements in this transition report.
EXECUTIVE OVERVIEW
Washington Gas has one operating segment which engages in the delivery and sale of natural gas that is regulated by regulatory commissions in the District of Columbia, Maryland and Virginia. During the three-month transition period ended December 31, 2018 compared to the same period in 2017, Washington Gas had reduced earnings due to: (i) higher operation and maintenance expenses, (ii) lower realized margins and unrealized mark-to-market valuations associated with our asset optimization program, and (iii) higher depreciation and amortization expense associated with growth in our utility plant. Partially offsetting these unfavorable variances were: (i) customer growth, (ii) higher revenues attributed to colder weather in the District of Columbia compared to 2017, and (iii) new base rates in Maryland.
RESULTS OF OPERATIONS
Our chief operating decision maker utilizes earnings before interest and tax (“EBIT”) as the primary measure of profit and loss in assessing the results of operations. EBIT includes operating income and other income (expense). We believe that our use of EBIT enhances the ability to evaluate Washington Gas' performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies of WGL and AltaGas such as capital financing and tax sharing allocations.
EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income. Refer to summary results below for a reconciliation of EBIT to net income applicable to common stock.
Summary Results
The following table summarizes the Company’s financial data for the three months ended December 31, 2018 and 2017, and for the fiscal years ended September 30, 2018, 2017 and 2016.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

	Three Months Ended December 31		Fiscal Years Ended September 30,			Increase (Decrease)
(In millions)	2018	2017 (unaudited)	2018	2017	2016	Three Months	Fiscal Year	Fiscal Year
						2018 vs. 2017	2018 vs. 2017	2017 vs. 2016
Net revenues(1):
Operating revenues	$402.1	$377.5	$1,248.1	$1,167.0	$1,070.9	$24.6	$81.1	$96.1
Less: Cost of gas	156.6	124.8	407.0	297.9	272.0	31.8	109.1	25.9
Revenue taxes	24.2	24.0	82.5	75.1	73.0	0.2	7.4	2.1
Total net revenues	221.3	228.7	758.6	794.0	725.9	(7.4)	(35.4)	68.1
Operation and maintenance	102.7	82.4	544.2	340.6	329.3	20.3	203.6	11.3
Depreciation and amortization	34.9	33.6	135.1	129.4	114.6	1.3	5.7	14.8
General taxes and other assessments	14.4	16.0	65.6	59.6	57.2	(1.6)	6.0	2.4
Other income (expenses)-net	3.4	1.0	(7.7)	(0.6)	1.4	2.4	(7.1)	(2.0)
EBIT	$72.7	$97.7	$6.0	$263.8	$226.2	$(25.0)	$(257.8)	$37.6

(1)We utilize net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability. The cost of the natural gas commodity (as adjusted for Asset Optimization sharing) and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income. Additionally, net revenues may not be comparable to similarly titled measures of other companies.
Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017
The EBIT comparisons for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017 primarily reflect:

•	higher operation and maintenance expenses primarily related to system safety and operational expenses, corporate allocations and higher employee related expenses;

•	lower realized margins and higher unrealized mark-to-market valuation loss associated with our asset optimization program; and

•
lower billed and estimated utility rates associated with the pass-through of future tax savings from the Tax Act, however the decrease is offset by lower income tax expense which is not included in EBIT.

Included in the EBIT comparisons are the favorable effects of:

•	customer growth of approximately 14,000 average active customer meters;

•	higher revenues attributed to colder weather in the District of Columbia; and

•	new base rates in Maryland.

Fiscal Year 2018 vs. Fiscal Year 2017
The EBIT comparisons for fiscal year 2018 compared to the prior year primarily reflect:

•	higher operation and maintenance expenses primarily related to merger commitments and related expenses;

•	lower realized margins and unrealized mark-to-market valuations associated with our asset optimization program;

•	lower billed and estimated utility rates associated with the pass-through of future tax savings from the Tax Act, however the decrease is offset by lower income tax expense; and

•	higher depreciation and amortization expenses associated with growth in our utility plant.
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
Net Revenues. The following table provides the key factors contributing to the changes in the net revenues between three months ended December 31, 2018 and 2017, and between fiscal years ended September 30, 2018, 2017, and 2016.

Composition of Changes in Net Revenues
	Increase (Decrease)
(In millions)	Three Months Ended December 31, 2018 vs 2017	Fiscal Year 2018 vs. 2017	Fiscal Year 2017 vs. 2016
Impact of lower tax rates per Tax Act	(11.7)	(27.8)	—
Asset optimization:
Realized margins	$(2.0)	$(9.7)	$1.8
Unrealized mark-to-market valuations	(2.8)	(38.9)	37.4
Impact of rate cases	4.0	11.6	33.5
Customer growth	1.8	10.9	7.4
Estimated effects of weather and consumption patterns	1.4	8.5	(0.4)
Accelerated pipe replacement programs	1.0	0.8	(5.8)
Late fees	(0.9)	6.1	(2.6)
Other	1.8	3.1	(3.2)
Total	$(7.4)	$(35.4)	$68.1

Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017
Impact of lower tax rates per Tax Act — The decrease in revenue reflects the impact of the Tax Act on rates charged to customers, however the decrease is offset in net income by lower income tax expense.
Asset optimization — We recorded unrealized mark-to-market losses associated with our energy-related derivatives of $4.2 million for the quarter ended December 31, 2018, compared to unrealized mark-to-market losses of $1.4 million for the quarter ended December 31, 2017. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk” for further discussion of our asset optimization program.
Impact of rate cases — The increase in revenue reflects new base rates in Maryland, effective December 11, 2018. Refer to "Rates and Regulatory Matters" for further discussion of this matter.
Customer growth — Average active customer meters increased by approximately 14,000 for the three months ended December 31, 2018, compared to the same period of 2017.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Estimated effects of weather and consumption patterns: Weather, when measured by HDDs, was 0.4% colder than normal and 5.9% warmer than normal for the three months ended December 31, 2018 and 2017, respectively. In the District of Columbia, where Washington Gas does not have a billing mechanism or financial instruments to offset the effects of weather, the comparatively cooler weather, partially offset by unfavorable changes in natural gas consumption patterns, for the three months ended December 31, 2018, resulted in a positive variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Fiscal Year 2018 vs. Fiscal Year 2017 and Fiscal Year 2017 vs. 2016
Asset optimization — We recorded unrealized mark-to-market gain associated with our energy-related derivatives of $10.4 million for the fiscal year ended September 30, 2018, compared to unrealized mark-to-market gains of $49.3 million and unrealized mark-to-market gains of $12.0 million for the fiscal years ended September 30, 2017 and 2016, respectively.
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
Customer growth — Average active customer meters increased by approximately 18,000 from fiscal year 2017 to 2018. Average active customer meters increased by approximately 13,000 from fiscal year 2016 to 2017.
Estimated effects of weather and consumption patterns: Weather, when measured by HDDs, was 4.7% warmer than normal during the fiscal year ended September 30, 2018, compared to 21.2% warmer than normal and 10.4% warmer than normal during the fiscal years ended September 30, 2017 and 2016. In the District of Columbia, where Washington Gas does not have a billing mechanism or financial instruments to offset the effects of weather, the comparatively cooler weather, partially offset by unfavorable changes in natural gas consumption patterns, for the year ended September 30, 2018, resulted in a positive variance to net revenues.
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
Operation and Maintenance Expenses. The following table provides the key factors contributing to the changes in operation and maintenance expenses between reporting periods.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Changes in Operation and Maintenance Expenses
	Increase/(Decrease)
(In millions)	Three Months Ended December 31, 2018 vs 2017	Fiscal Year 2018 vs. 2017	Fiscal Year 2017 vs. 2016
Merger commitments and merger-related expenses	$3.3	$187.0	$—
Employee incentives and direct labor costs	3.6	2.9	2.5
Employee benefits	0.1	(3.3)	(0.7)
System safety and integrity	4.5	10.8	1.9
Environmental costs, net	0.6	1.6	1.2
Support services	1.7	(5.1)	(1.6)
Uncollectible accounts	1.9	4.5	4.5
Corporate allocated services	4.5	4.0	—
Other	0.1	1.2	3.5
Total	$20.3	$203.6	$11.3
Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017
Merger commitments and merger-related expenses — During the three months ended December 31, 2018, we recorded additional costs for employee benefits related severance associated with the Merger with AltaGas. See Note 18— Merger with AltaGas, Ltd. to the Financial Statements in this transition report for further information on these expenses.
Employee incentives and direct labor costs — The quarter-over-quarter variance is primarily due to an increase in employees and higher salaries.
System safety and integrity — The increase in expense for the three months ended December 31, 2018 over the same period of 2017 reflects increased safety and reliability activities including leak repair and mitigation.
Support services — The increase in expense for the current quarter from the prior year quarter is due to the BPO 2.0 impairment.
Uncollectible accounts — The increase is driven by a higher receivable balance due to the colder weather compared to the prior year period.
Corporate allocated services— The increase in the current quarter over the prior year quarter is due to the allocation of corporate overhead expenses subsequent to the merger with AltaGas. Over time, such costs are expected to be offset by reductions in other functional areas.
Fiscal Year 2018 vs. Fiscal Year 2017 and Fiscal Year 2017 vs. Fiscal Year 2016
Merger commitments and merger-related expenses — In fiscal year ended September 30, 2018, we recorded costs for accrued bill credits to customers, an accrual for our commitment of charitable contributions and community support, employee benefits related severance, retention and acceleration of incentive plans, and an impairment that was booked as part of the Merger with AltaGas.
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
Corporate allocated services— The increase in fiscal year 2018 over the previous fiscal year is due to the initial allocation of corporate overhead expenses subsequent to the merger with AltaGas.
Depreciation and Amortization.  The increases between periods represents the ongoing capital additions.
Interest Expense
The following table shows the components of Washington Gas' interest expense for the three months ended December 31, 2018 and 2017, and for the fiscal years ended September 30, 2018, 2017 and 2016.

Composition of Interest Expense
	Three Months Ended December 31,		Fiscal Years Ended September 30,			Increase (Decrease)
(In millions)	2018	2017 (unaudited)	2018	2017	2016	Three Months	Fiscal Years	Fiscal Years
						2018 vs. 2017	2018 vs. 2017	2017 vs. 2016
Interest on long-term debt	$14.1	$14.4	$57.6	$50.1	$40.7	$(0.3)	$7.5	$9.4
Interest on short-term debt	1.7	0.6	1.1	1.6	0.7	1.1	(0.5)	0.9
Other net, including AFUDC	(0.1)	—	(0.2)	0.5	—	(0.1)	(0.7)	0.5
Total	$15.7	$15.0	$58.5	$52.2	$41.4	$0.7	$6.3	$10.8
Income Taxes
The following table shows Washington Gas' income tax expense and effective income tax rate for the three months ended December 31, 2018 and for the fiscal years ended September 30, 2018, 2017 and 2016.
The decrease in income tax expense for the three months ended December 31, 2018 compared to the same period of 2017 is mainly due to lower pretax income. The decrease in income tax expense for fiscal year 2018 compared to fiscal year 2017 is due to the enactment of the Tax Act resulting in a re-measurement of our accumulated deferred income taxes and the reduction of the corporate federal income tax rate for 2018 to 21%. The decrease in the effective income tax rate for the three months ended December 31, 2018 compared to the same period in the prior year is due to the impact of excess deferred taxes in various depreciation adjustments.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Income Taxes
	Three Months Ended December 31,		Fiscal Years Ended September 30,			Increase (Decrease)
						Three Months	Fiscal Year	Fiscal Year
(In millions)	2018	2017 (unaudited)	2018	2017	2016	2018 vs. 2017	2018 vs. 2017	2017 vs. 2016
Income before income taxes	$57.0	$82.8	$(52.5)	$211.6	$184.8	$(25.8)	$(264.1)	$26.8
Income tax expense	7.8	24.9	(25.9)	79.8	71.7	(17.1)	(105.7)	8.1
Effective income tax rate	13.8%	30.0%	49.2%	37.7%	38.8%	(16.2)%	11.5%	(1.1)%
Income tax expense	7.8	24.9	(25.9)	79.8	71.7	(17.1)	(105.7)	8.1
Less re-measurement impact of Tax Act	1.2	6.2	7.0	—	—	(5.0)	7.0	—
Income tax expense excluding re-measurement impact	6.6	18.7	(32.9)	79.8	71.7	(12.1)	(112.7)	8.1
Effective income tax rate excluding re-measurement impact	11.6%	22.6%	62.7%	37.7%	38.8%	(11.0)%	25.0%	(1.1)%
Refer to Note 8 — Income Taxes of the Notes to the Financial Statements for details.

Statistical Information
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended December 31, 2018 and 2017, and the fiscal years ended September 30, 2018, 2017 and 2016.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended December 31,		Fiscal Years Ended September 30,			Increase (decrease)
	2018	2017	2018	2017	2016	Three Months 2018 vs.2017	Fiscal Year 2018 vs. 2017	Fiscal Year 2017 vs. 2016
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	307.4	282.7	917.3	774.8	758.4	24.7	142.5	16.4
Gas delivered for others	166.3	158.5	538.3	495.0	501.0	7.8	43.3	(6.0)
Total firm	473.7	441.2	1,455.6	1,269.8	1,259.4	32.5	185.8	10.4
Interruptible
Gas sold and delivered	0.3	0.6	2.5	2.6	2.8	(0.3)	(0.1)	(0.2)
Gas delivered for others	66.9	71.6	248.2	242.5	239.0	(4.7)	5.7	3.5
Total interruptible	67.2	72.2	250.7	245.1	241.8	(5.0)	5.6	3.3
Electric generation—delivered for others	24.3	32.1	180.6	87.6	291.3	(7.8)	93.0	(203.7)
Total deliveries	565.2	545.5	1,886.9	1,602.5	1,792.5	19.7	284.4	(190.0)
Degree Days
Actual	1,398	1,335	3,759	3,127	3,341	63	632	(214)
Normal	1,392	1,419	3,944	3,970	3,730	(27)	(26)	240
Percent colder (warmer) than normal	0.4%	(5.9)%	(4.7)%	(21.2)%	(10.4)%	n/a	n/a	n/a
Average active customer meters	1,181,000	1,167,000	1,173,000	1,155,000	1,142,000	14,000	18,000	13,000
Ending active customer meters	1,184,830	1,169,294	1,177,976	1,163,655	1,144,160	15,536	14,321	19,495
New customer meters added	3,216	3,673	12,581	12,488	12,221	(457)	93	267
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
Three Months Ended December 31, 2018 vs. 2017. During the three months ended December 31, 2018, the comparison in natural gas deliveries to firm customers primarily reflects 0.4% colder than normal weather when measured by HDDs, compared to 5.9% warmer than normal weather for the prior year quarter. We also had an increase in average active customer meters of approximately 14,000 during the quarter ended December 31, 2018, when compared to the same quarter prior year.
Many customers choose to buy the natural gas commodity from third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a bundled basis. Natural gas delivered to firm customers but purchased from unregulated third-party marketers represented 35.1% of total firm therms delivered during the three months ended December 31, 2018, compared to 35.9% of therms delivered during the same quarter prior year.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Fiscal Year 2018 vs. Fiscal Year 2017. During the fiscal year ended 2018, the comparison in natural gas deliveries to firm customers primarily reflects 4.7% warmer than normal weather when measured by HDDs, compared to 21.2% warmer than normal weather for fiscal year 2017. We also had an increase in average active customer meters of approximately 18,000 in fiscal year 2018, when compared to fiscal year 2017.
Natural gas delivered to firm customers but purchased from third-party marketers represented 37.0% of total firm therms delivered during fiscal year 2018, compared to 39.0% of therms delivered during fiscal year 2017.
Fiscal Year 2017 vs. Fiscal Year 2016. During the fiscal year ended 2017, the comparison in natural gas deliveries to firm customers primarily reflects 21.2% warmer than normal weather when measured by HDDs, compared to 10.4% warmer than normal weather for fiscal year 2016. This was partially offset by an increase in average active customer meters of approximately 13,000 in fiscal year 2017, when compared to fiscal year 2016.
Natural gas delivered to firm customers but purchased from third-party marketers represented 39.0% of total firm therms delivered during fiscal year 2017, compared to 39.8% of therms delivered during fiscal year 2016.
Gas Service to Interruptible Customers
Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 5.0 million therms during the three months ended December 31, 2018 compared to the same period prior year primarily due to decreased demand during the three months ended December 31, 2018.
Therm deliveries to interruptible customers increased by 5.6 million therms in fiscal year ended September 30, 2018 compared to fiscal year 2017 primarily due to increased demand and colder weather during fiscal year 2018. Therm deliveries to interruptible customers increased by 3.3 million therms in fiscal year ended September 30, 2017 compared to fiscal year 2016 primarily due to increased demand, partially offset by warmer weather during fiscal year 2017.
In the District of Columbia, the effect on net income of any changes in delivered volumes and prices to interruptible customers is limited by margin-sharing arrangements that are included in Washington Gas’ firm rate designs. Rates for interruptible customers in Maryland and Virginia are based on a traditional cost of service approach. In Virginia, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas shares actual non-gas margins from interruptible sales service customers that are in excess of delivery service rates. In Maryland, Washington Gas retains a defined amount of revenues based on a set threshold. Effective December 2018, Washington Gas no longer shares interruptible margins in Maryland.
Gas Service for Electric Generation
Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the three months ended December 31, 2018, deliveries to these customers decreased by 7.8 million therms from the three months ended December 31, 2017. During fiscal year ended September 30, 2018, deliveries to these customers increased by 93.0 million therms from fiscal year 2017. During fiscal year ended September 30, 2017, deliveries to these customers decreased by 203.7 million therms from fiscal year 2016. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
The average commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.37, $0.30, $0.27, and $0.21 per therm for the three months ended December 31, 2018 and fiscal years ended September 30, 2018, 2017 and 2016, respectively.
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Washington Gas generally meets its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper and long-term debt, and equity infusions from WGL. Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund both capital expenditures and to retire long-term debt.
Our ability to access debt capital markets depends on our credit ratings, general market liquidity, and demand for our credit securities. In addition, rules imposed by regulatory commissions or state law in Washington Gas' service territory restrict its ability to make advances or issue loans to its affiliates, including WGL. Washington Gas may not provide loans to an affiliate or its holding company, unless Washington Gas receives prior commission approval.
During the three months ended December 31, 2018 and fiscal year ended September 30, 2018, Washington Gas met its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper, and equity infusions from WGL and the SPE. During the three months ended December 31, 2018, Washington Gas received $100 million in equity infusions from WGL. During the fiscal year ended September 30, 2018, Washington Gas received $403 million in equity infusions from WGL. The infusions were done to fund the Merger-related costs incurred by Washington Gas and to maintain its equity ratio within a reasonable and comparable range in the industry.
Our credit ratings depend largely on our financial performance and the ratings of our parent companies, WGL and AltaGas. A ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. Further, a negative change in WGL’s or AltaGas’ ratings outlook or any downgrade in their credit ratings could negatively impact our ratings outlook or downgrade our credit ratings. Such downgrades could limit our access to the credit markets and increase the costs of borrowing under available credit lines. Washington Gas has ring fencing measures in place as a result of the merger regulatory approval process. The purpose of the ring-fencing measures is to financially separate Washington Gas from WGL, AltaGas and its non-utility affiliates to protect consumers of regulated utility services from financial instability or bankruptcy in its parent or affiliates resulting from losses that may occur from open market activities.
As of December 31, 2018, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 52.3% common equity, 1.0% preferred stock and 46.7% long and short-term debt. This capitalization ratio varies during the year primarily due to the seasonal nature of Washington Gas' business. See discussion regarding seasonal impacts on working capital below.
Our plans provide for sufficient liquidity to satisfy our financial obligations. Generally, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years after the Merger Close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas' senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At December 31, 2018, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas had balances in gas storage of $103.9 million, $101.4 million and $92.8 million, respectively. Washington Gas collects the cost of gas under

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases. Washington Gas is also subject to the collateral requirements of its counterparties. At December 31, 2018, Washington Gas provided $7.5 million in cash collateral to counterparties.
In the first and fourth quarters of each calendar year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. In the second and third quarters of each calendar year, after the heating season, Washington Gas typically experiences a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash, which Washington Gas generally uses to reduce and usually eliminate short-term debt and acquire storage gas for the next heating season.
Variations in the timing of customer collections under Washington Gas' gas cost recovery mechanisms can significantly affect its short-term cash requirements. At December 31, 2018 and September 30, 2018, Washington Gas had $2.2 million and $2.3 million in net under-collections from customers, respectively, reflected in current assets as gas costs due from customers. At September 30, 2017, Washington Gas had $2.0 million in net over-collections from customers of gas costs reflected in current liabilities as gas costs due to customers. Amounts under-collected or over-collected from customers during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas had a net regulatory asset of $60.0 million, $13.9 million and $5.6 million, respectively, related to under-collections from customers in the current gas recovery cycle.
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.
The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $450 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. Washington Gas incurs credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, Washington Gas would be required to pay higher fees. There are five different levels of fees. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements provide Washington Gas with the right, as applicable to request two additional one-year extensions, with the lenders’ approval. Bank credit balances available to Washington Gas, net of commercial paper balances are $54.0 million, $255.0 million and $227.0 million at December 31, 2018, September 30, 2018 and September 30, 2017, respectively.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At December 31, 2018, September 30, 2018 and September 30, 2017, “Customer deposits and advance payments” totaled $54.4 million, $83.7 million and $64.2 million, respectively. The majority of these balances are customer deposits. Deposits from customers may be refunded at various times throughout the year based on customer payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.
 Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. The construction work is performed by WGL Energy Systems on behalf of Washington Gas. As the financing entity funded the project, Washington Gas established a payable to the financing entity and transferred the funds to WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The financing obligation in “Notes payable and project financing” and receivable in “Unbilled revenues” are typically equal to each other at the end of the construction period, but there could be timing differences in the recognition during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the financing entity in satisfaction of the obligation to the financing entity and

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

removes both the receivable and the obligation related to the financing from its financial statements. If project acceptance does not occur by a specified date, the lender may require Washington Gas to make interim interest payments or repurchase the contract payments plus a termination fee. In March 2016, the SCC of VA denied Washington Gas' further participation in the third-party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied.
In October 2018, WGL Energy Systems repaid $53.0 million drawn by Washington Gas from a third-party lender for a specific project that the lender demanded repayment for due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in "Payable to associated companies" on Washington Gas' balance sheet as of December 31, 2018. On January 16, 2019, the federal government agency customer provided notification of final acceptance as of December 14, 2018.
As of December 31, 2018, Washington Gas had $69.7 million in "Unbilled revenues" on the balance sheet and $15.5 million in "Notes payable and project financing", for energy management services projects that were financed through Washington Gas and not yet complete.
As of September 30, 2018, Washington Gas had $64.3 million in "Unbilled revenues", and $68.5 million in "Notes payable and project financing" on the balance sheet. As of September 30, 2017, Washington Gas had $78.2 million in " Unbilled revenue", and $43.8 million in "Notes payable and project financing" on the balance sheet, for energy management services projects that were financed through Washington Gas. For projects where WGL Energy Systems is the primary contractor and where these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at December 31, 2018, September 30, 2018, or September 30, 2017. See Note 5— Short-Term Debt and Note 15 — Related Party Transactions of the Notes to Financial Statements for a further discussion of project financing.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements include capital expenditures and long-term debt maturities. Our capital expenditures primarily relate to adding new utility customers and system supply as well as maintaining the safety and reliability of Washington Gas’ distribution system.
Security Ratings
Following the merger with AltaGas in July 2018, the credit rating agencies downgraded the senior unsecured debt rating for WGL from A3 to Baa1 for Moody's, from A- to BB+ for S&P, and from A- to BBB for Fitch. At the same time Moody’s downgraded the senior unsecured debt rating for Washington Gas from A1 to A2, S&P from A to BBB+, and Fitch from A+ to A. All three credit agencies cited the merger and issuer ratings for AltaGas as the reason for the downgrades, but also pointed to the ring fencing measures put in place for our regulatory commissions following the merger as limiting the negative impact on the ratings for Washington Gas.
The table below reflects the current credit ratings for the outstanding debt instruments of Washington Gas. Changes in credit ratings may affect Washington Gas' cost of short-term and long-term debt and our access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

Washington Gas
Rating Service	Senior Unsecured	Commercial Paper
Fitch Ratings(a)	A	F2
Moody’s Investors Service(b)	A2	P-1
Standard & Poor’s Ratings Services(c)	BBB+	A-2
(a) The credit ratings by Fitch Ratings for Washington Gas were revised on July 10, 2018 and the long-term debt ratings outlook was adjusted to stable.
(b) The credit ratings by Moody’s Investors Service for Washington Gas were revised on July 9, 2018 and the long-term debt ratings outlook remained negative.
(c) The credit ratings by Standard & Poor’s Rating Services for Washington Gas were revised on December 19, 2018 and the long-term debt ratings outlook remained negative.
Ratings Triggers and Certain Debt Covenants

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Under the terms of Washington Gas' revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of December 31, 2018, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 47%. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions. At December 31, 2018, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
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
Historical Cash Flows
The following table summarizes Washington Gas' net cash provided by (used in) operating, investing and financing activities for three months ended December 31, 2018 and 2017, and for the fiscal years ended September 30, 2018, 2017 and 2016:

	Three Months Ended December 31,		Fiscal Years Ended September 30,			Increase / (Decrease)
(In millions)	2018	(Unaudited) 2017	2018	2017	2016	Three Months 2018 vs.2017	Fiscal Year 2018 vs. 2017	Fiscal Year 2017 vs. 2016
Cash provided by (used in):							.
Operating activities	$(94.5)	$(28.5)	$122.3	$207.3	$240.1	$(66.0)	$(85.0)	$(32.8)
Financing activities	$226.9	$110.4	$332.3	$196.1	$130.9	$116.5	$136.2	$65.2
Investing activities	$(126.0)	$(75.3)	$(389.6)	$(403.4)	$(371.0)	$(50.7)	$13.8	$(32.4)

Cash Flows Provided by Operating Activities
Washington Gas' cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Unbilled revenue and weather normalization, ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory-approved tariffs. In general, changes in the utility’s cost of gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, the regulated utility’s cash flow is impacted by the timing of derivative settlements.
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect Washington Gas’ cash flows from operating activities. Principal non-cash charges include depreciation, accrued or deferred pension and other post-retirement benefit costs and deferred income tax expense. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the utilities’ rate plans.
Net cash flows used in operating activities for three months ended December 31, 2018 was $94.5 million compared to net cash used in operating activities of $28.5 million for the three months ended December 31, 2017. The increase in cash flows

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

used in operating activities was primarily driven by increased account receivable balance as a result of the colder weather in three months ended December 31, 2018 compared to the same period in 2017, and cash payment of merger commitments during the three months ended December 31, 2018.
The $85 million decrease in cash flows provided by operating activities for the fiscal year 2018 compared to fiscal year 2017 was mainly due to cash payments of merger commitments, financial and legally advisory costs, severance costs, retention and acceleration of incentive plans due to the Merger in fiscal year 2018, offset by higher cash collections due to colder weather.
The decrease in cash flows provided by operating activities for the fiscal year 2017 compared to fiscal year 2016 was mainly driven by increased account receivable balance due to new base rates in Virginia and the District of Columbia in 2017.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities for the three months ended December 31, 2018 totaled $226.9 million compared to $110.4 million for the three months ended December 31, 2017 mainly due to an increase in the net issuance of notes payable. We had a net issuance of note payable of $201 million during the three months ended December 31, 2018 compared to $39 million in the same period of 2017.
Cash flows provided by financing activities increased $136.2 million in fiscal year 2018 compared to fiscal year 2017. The increase was mainly from an equity infusion from WGL in 2018, offset by a decrease in long-term debt issuances in 2018 compared to 2017.
The increase of financing activities from fiscal year 2016 to fiscal year 2017 was primarily driven by an increase in the net issuance of notes payable.
The following table reflects the issuances and retirements of long-term debt that occurred during the three months ended December 31, 2018 and 2017, and the fiscal years ended September 30, 2018, 2017 and 2016 (also refer to Note 5 —Long Term Debt of Notes to Consolidated Financial Statements).

Long-Term Debt Activity
	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017		Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
($ In millions)	Interest Rate	Face value	Interest Rate	Face value	Interest Rate	Face value	Interest Rate	Face value	Interest Rate	Face value
Long Term Debt(a)
Issued	—	—	—	—	—	—	3.80%	$200.0	3.80%	$250.0
Retired	7.46%	$50.0	—	—	—	—	—	—	5.17%	$25.0
(a) Includes MTN's and private placement debt.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $126.0 million and $75.3 million for the three months ended December 31, 2018 and 2017, and $389.6 million, $403.4 million and $371.0 million during fiscal years ended September 30, 2018, 2017 and 2016, respectively, which primarily consists of utility capital expenditures made by Washington Gas.
The following table depicts our actual capital investments for three months ended December 31, 2018 and 2017, and for the fiscal years ended September 30, 2016, 2017 and 2018. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility.

Capital Expenditures
	Three Months Ended December 31		Fiscal Year
(In millions)	2018	2017	2018	2017	2016
New business(a)	$33.2	$24.2	$141.3	$129.4	$106.6
Replacements:
Accelerated Replacement plans(b)	31.8	24.4	111.7	131.0	132.2
Other	22.6	10.4	70.5	68.1	74.8
Customer information system			—	28.1	39.4
Other utility	16.8	4.5	72.3	40.4	38.3
Cash basis adjustments	21.6	11.8	(3.0)	6.4	(0.6)
Total (c)	126.0	75.3	392.8	403.4	390.7
(a) Includes certain projects that support the existing distribution system.
(b) Represents capital expenditures (excluding cost of removal), both approved, and expected to be approved, under our Accelerated Pipeline
Replacement Programs in all jurisdictions. Refer to the section entitled "Accelerated Pipeline Replacement Programs" for a further discussion.
(c) Excludes Allowance for Funds Used During Construction and cost of removal. Includes capital expenditures accrued and capital expenditure adjustments recorded in the period.
New Business
The Company’s utility service areas have a population estimated at 5.9 million and include approximately 2.2 million households and commercial structures. Washington Gas actively markets and adds new customers through both capital expenditures and different rate mechanisms aimed at bringing the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in its territories. Washington Gas added 3,216, and 12,581 new customers in the three months ended December 31, 2018 and fiscal year ended September 30, 2018, respectively, supported by additional capital and rate base. Adding new customers directly drives earnings growth through additional distribution revenues.
Replacements, Regulatory Plans - Accelerated Pipe Replacement Plans
Accelerated pipe replacement programs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of the pipeline system. Each regulatory commission having jurisdiction over Washington Gas’ retail rates has approved accelerated replacement programs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments. In contrast to the traditional rate-making approach to capital investments, for the accelerated pipe replacement programs, Washington Gas is receiving recovery for these investments through the approved surcharges for each program and is authorized to invest in each of these programs over a five-year period. The following table presents the expenditures made and revenues recognized for the accelerated pipe replacement programs during the three months ended December 31, 2018 and 2017, and the fiscal years ended September 30, 2018 and 2017. Refer to Rates and Regulatory Matters for a further discussion on rate case decisions during the periods.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Accelerated Pipe Replacement Programs
	Three Months Ended		Fiscal Year Ended
(in millions)	December 31, 2018	December 31, 2017	September 30, 2018	September 30, 2017	September 30, 2016
Capital expenditures(a)
District of Columbia	$4.3	$6.5	$23.2	$18.1	$17.1
Maryland	7.2	7.6	31.2	48.6	54.1
Virginia	20.3	10.3	57.3	64.2	61
Total	$31.8	$24.4	$111.7	$130.9	$132.2
Revenues recognized
District of Columbia	1.5	1.9	5.5	5.5	5.9
Maryland	3.1	3.9	13.4	13.4	7.6
Virginia	3.1	1.8	8.1	6.6	17.8
Total	$7.7	$7.6	$27.0	$25.5	$31.3
(a) Capital expenditures are reported without the cost of removal.

District of Columbia Jurisdiction.  In 2013, Washington Gas filed a Revised Accelerated Pipe Replacement Plan (PROJECTpipes) in which Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia. On January 29, 2015, the Public Service Commission of the District of Columbia issued an order approving the settlement agreement and approving recovery through the surcharge of total project costs up to $110 million through fiscal year 2019. - On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of a Project Pipes 2 (“PIPES 2 Plan”) extension plan for the period of October 1, 2019 through December 31, 2024.  Cumulative plant additions through September 30, 2015 were included in rate base in the most recent rate cases and are now being recovered in base rate.
Maryland Jurisdiction. In 2014, pursuant to the Strategic Infrastructure Development and Enhancement (STRIDE) law in Maryland, the PSC of MD approved Washington Gas’ initial STRIDE Plan to recover the reasonable and prudent costs associated with qualifying infrastructure replacements through monthly surcharges. The Commission approved replacement of bare and/or unprotected steel services and targeted copper and/or pre-1975 plastic services, bare and targeted unprotected steel main, mechanically coupled pipe main and service, and cast iron main in Washington Gas' Maryland distribution system at an estimated five-year cost of $200 million, including cost of removal, through calendar year 2018. In December 2018, the Commission approved the extension of the STRIDE. Washington Gas is authorized to invest $350.5 million, including cost of removal over the five-year calendar period through 2023. Cumulative plant additions through September 30, 2018 were included in rate base in the most recent rate cases and are now being recovered in base rates.
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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
Contractual Obligations
Washington Gas has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

obligations for pipeline capacity, transportation and storage services, certain natural gas commodity commitments and our commitments related to the business process outsourcing program.
The total estimated purchase obligations for Washington Gas as of December 31, 2018 for future calendar years are shown below.

Estimated Contractual Obligations and Commercial Commitments(g)
	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Pipeline and storage contracts(a)	$373.1	$374.1	$366.3	$362.6	$362.1	$1,209.6	$3,047.8
Long-term debt(b)	50.0	—	—	—	20.0	1,026.0	$1,096.0
Interest expense(c)	51.9	49.9	49.9	49.9	48.8	743.9	$994.3
Gas purchase commitments(d)	459.2	384.8	362.0	353.9	339.4	2,695.7	4,595.0
Operating leases	3.0	5.7	5.3	5.3	5.4	50.8	75.5
Business process outsourcing(e)	22.9	22.6	12.1	2.9	0.5	—	61.0
Other long-term commitments(f)	4.5	3.5	2.2	0.3	0.3	0.3	11.1
Total	$964.6	$840.6	$797.8	$774.9	$776.5	$5,726.3	$9,880.7

(a)	Represents minimum payments for natural gas transportation, storage and peaking contracts.

(b)	Represents scheduled repayment of principal.

(c)	Represents the scheduled interest payments associated with long-term debt.

(d)
Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices as of December 31, 2018. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.

(e) Represents fixed costs to service providers related to various contracts for business process outsourcing.
(f) Includes secured supply agreements’ minimum program fees and committed payments related to certain environmental response costs.
(g)The table does not include the Merger commitments which are discussed in the section below.
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
For commitments related to Washington Gas’ pension and post-retirement benefit plans, during the three months ended December 31, 2018, Washington Gas did not contribute to its qualified pension plan but did contribute and make payment of $0.5 million to its DB SERP. In addition, Washington Gas contributed $1.3 million to its health and life insurance benefit plans during the three months ended December 31, 2018. During the year ended December 31, 2019, Washington Gas does not expect to make a contribution to its qualified pension plan but does expect to make a payment totaling $20.2 million to its DB SERP, which will be funded by the rabbi trust. Washington Gas does not expect to make a contribution to its health and life insurance benefit plans during the year ended December 31, 2019. For a further discussion of our pension and post-retirement benefit plans, refer to Note 9—Pension and Other Post-Retirement Benefit Plans of the Notes to Financial Statements.
 Merger Commitments
Approval of the Merger with AltaGas across all jurisdictions was conditioned upon AltaGas and Washington Gas agreeing to certain financial commitments including, but not limited to: customer bill credits, funding for low-income weatherization and energy efficiency initiatives, public safety programs, energy educational programs, gas expansion fund contributions, workplace development initiatives, charitable contributions, and other required commitments. The commitments are scheduled to be funded within various time frames ranging from 30 days to 10 years after the Merger closed on July 6, 2018. In addition, the commitments related to Maryland were subject to a Most Favored Nation (MFN) provision that may change the amount or nature of the commitments. We recognized $0.4 million and $139.6 million of merger commitment expenses for three months ended December 31, 2018 and fiscal year ended September 30, 2018, respectively. $111.1 million has been paid as of December 31, 2018, with $29.0 million remaining as a liability.
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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

2)Investment of up to $70.0 million over a 10-year period to further extend natural gas service to areas within Washington Gas' service territory, which will be incorporated into Washington Gas's ongoing capital plan;
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
For a discussion of merger related commitments, refer to Note 18 — Merger with AltaGas Ltd. of the Notes to Consolidated Financial Statements.
 Financial Guarantees
At December 31, 2018, there were no guarantees to external parties.

CREDIT RISK
Wholesale Credit Risk
Washington Gas enters into transactions with wholesale counterparties for the purpose of meeting firm ratepayer commitments, to optimize the value of its long-term capacity assets, and for hedging natural gas costs. Certain wholesale suppliers that sell natural gas to Washington Gas may have relatively low credit ratings or may not be rated by major credit rating agencies. In the event of a counterparty’s failure to deliver contracted volumes of gas or fulfill its payment obligations, Washington Gas may incur losses that would typically be passed through to its sales customers under the purchased gas cost adjustment mechanisms; however, Washington Gas may be at risk for financial loss to the extent these losses are not passed through to its customers.
 Washington Gas operates under an existing wholesale counterparty credit policy that is designed to mitigate credit risks through requirements for credit enhancements including, but not limited to, letters of credit, parent guarantees and cash collateral when deemed necessary. In accordance with this policy, Washington Gas has obtained credit enhancements from certain of its counterparties. If certain counterparties or their guarantors meet the policy’s creditworthiness criteria, Washington Gas may grant unsecured credit to those counterparties or their guarantors. The creditworthiness of all counterparties is continuously monitored.
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2018.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$69.7	$—	$69.7	3	$41.6
Non-Investment Grade	—	—	—	—	—
No External Ratings	4.2	1.8	2.3	—	—
(a) Investment grade is primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of its guarantor. Included in “Investment grade” are counterparties with a minimum Standard & Poor’s or Moody’s Investor Service rating of BBB- or Baa3, respectively.
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
Retail Credit Risk
Washington Gas is exposed to the risk of non-payment of utility bills by certain of its customers. To manage this customer credit risk, Washington Gas may require cash deposits from its high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas has a purchase of receivables (POR) program in Maryland and the District of Columbia, whereby it purchases receivables from participating energy marketers at approved

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables. Base rates include a provision for recovery of uncollectible accounts based on historical levels of charge offs of accounts receivable. Washington Gas also has a provision in its Gas Administrative Charge mechanism that includes an allowance for uncollectible accounts.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the energy-related derivatives during the three months ended December 31, 2018.

Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2018	$(95.7)
Net fair value of contracts entered into during the period	—
Other changes in net fair value	(9.2)
Realized net settlement of derivatives	(1.4)
Net assets (liabilities) at December 31, 2018	$(106.3)

Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at September 30, 2018	$(95.7)
Recorded to income	(3.2)
Recorded to regulatory assets/liabilities	(6.0)
Realized net settlement of derivatives	(1.4)
Net assets (liabilities) at December 31, 2018	$(106.3)

The maturity dates in calendar years of our net assets (liabilities) associated with the energy-related derivatives recorded at fair value at December 31, 2018, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820:

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.3	—	—	—	—	—	0.3
Level 3 — Significant unobservable inputs	(1.1)	(0.9)	(3.9)	(5.9)	(4.5)	(90.3)	(106.6)
Total net assets (liabilities) associated with our energy-related derivatives	$(0.8)	$(0.9)	$(3.9)	$(5.9)	$(4.5)	$(90.3)	$(106.3)
Refer to Note 13-Derivatives and Note 14- Fair Value Measurements of the Notes to Financial Statements for a further discussion of our derivative activities and fair value measurements.
Weather Risk
We are exposed to various forms of weather risk. Washington Gas’ operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our calendar year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending June 30 (particularly in April and May) and December 31 (particularly in October and November), customer heating usage may not highly correlate with historical levels or with the level of heating degree days (HDDs) that occur, particularly when weather patterns experienced are not consistently cold or warm.
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
Interest-Rate Risk
We are exposed to interest-rate risk associated with our short-term and long-term financing. Washington Gas utilizes derivative instruments from time to time in order to reduce its exposure to the risk of interest-rate volatility, with resulting gains and losses typically being recovered through each jurisdiction’s overall allowed rate of return.
Short-Term Debt. At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas had outstanding notes payable, including commercial paper and project financing of $311.5 million, $163.5 million and $166.8 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our commercial paper would have caused a change in interest expense of approximately $0.8 million.
Long-Term Debt. At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,035.0 million, $1,084.9 million and $1,134.5 million, respectively, excluding current maturities. As of December 31, 2018, the fair value of Washington Gas’ fixed-rate debt was $1,096.3 million. Our sensitivity analysis indicates that fair value would increase by approximately $61.4 million or decrease by approximately $56.5 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $902.5 million, or approximately 86.3% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which would require us to pay a premium over the face amount if we were to exercise them.
 Refer to Note 13 - Derivatives of the Notes to Financial Statements for a further discussion of our interest-rate risk management activity.

RATES AND REGULATORY MATTERS
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable.

Summary of Major Rate Increase Applications and Results
Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return
				Requested		Granted		Overall	Equity
District of Columbia	2/26/2016	3/24/2017	9/30/2015	$17.3	7.57%	$8.5	7.60%	7.60%	9.25%
Maryland	5/15/2018	12/11/2018	3/31/2018	$56.3	10.96%	$28.6	5.69%	7.30%	9.70%
Maryland	4/26/2013	11/22/2013	3/31/2013	$28.3	5.80%	$8.9	1.80%	7.70%	9.50%
Virginia	7/31/2018		12/31/2017	$37.6	7.18%			7.94%(a)	10.60%(a)
Virginia	6/30/2016	11/28/2016	9/30/2015	$45.6	9.30%	$34.0	6.93%	— %(b)	9.50%
(a) The overall rate of return and return on equity are rates requested by Washington Gas in its most recent rate case.
(b)The Virginia order did not specify an overall allowed rate of return.
The following is a discussion of significant current regulatory matters. Refer to the section "Accelerated Pipe Replacement Programs" for a discussion of regulatory matters associated with those programs.
District of Columbia Jurisdiction
Investigation into the Establishment of a Purchase of Receivables Program. On June 15, 2017, the PSC of DC directed Washington Gas to develop a Purchase of Receivables (POR) program for natural gas suppliers and their customers in the District of Columbia.  On July 15, 2017, Washington Gas submitted its Purchase of Receivables Implementation Plan which was approved by the PSC of DC on October 19, 2017.  On March 30, 2018, Washington Gas filed its proposed Purchase of Receivables discount rates for Commission approval. On June 7, 2018, one of the parties in the case requested a six-week extension for implementation of the program. On June 19, 2018, the PSC of DC issued an Order granting approval of the implementation date extension. On September 13, 2018, Washington Gas filed updated Purchase of Receivables and Joint Proposal for discount rates. On October 17, 2018, the PSC of DC issued an Order directing Washington Gas to implement the POR program as outlined in the Order and file an updated discount rate and implementation schedule within 15 days of the date of the Order. On October 23, 2018, Washington Gas provided to the PSC of DC an updated discount rate schedule and implementation plan. Washington Gas implemented the program in January 2019.
Application for Approval of Reduction of Distribution Rates. On January 12, 2018, Washington Gas filed an application with the PSC of DC for approval of reduction of distribution rates to reflect the Tax Act. Washington Gas sought to change current distribution service rates for all classes of customers served in the District of Columbia, effective for meter readings on and after January 29, 2018. On January 23, 2018, Washington Gas was directed to track the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. On June 29, 2018, the PSC of DC approved a settlement agreement reached between Washington Gas and several parties, effective for service rendered on or after July 1, 2018. The regulatory liability balance for the period January 1, 2018 through June 30, 2018 was refunded to customers through a one-time bill credit beginning with Washington Gas' December 2018 billing cycle. At December 31, 2018, Washington Gas had issued $5.0 million of the $5.1 million accrued for one time bill credits. Refer to Note 8-Income Taxes of

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

the Notes to Consolidated Financial Statements for a discussion of regulatory liabilities we have established related to tax reform.

Project Pipes 2 Plan - On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of a Project Pipes 2 (“PIPES 2 Plan”) extension plan for the period of October 1, 2019 through December 31, 2024.  The PIPES 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding new features to enhance the safety of Washington Gas’s system, with an estimated total cost of $305.3 million. On December 21, 2018, OPC filed a motion for an extension of 90 days for comments and reply comments. On January 16, 2019, the PSC of DC issued an order approving in part and denying in part the OPC’s request.  The comment period is extended an additional 60 days and reply comments are due by April 8, 2019.
Maryland Jurisdiction
Maryland Rate Case. On May 15, 2018, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $41.3 million in additional annual revenue. The revenue increase represents an increase in base rates of $56.3 million including $15.0 million that were being paid by customers in annual surcharges under STRIDE. Additionally, the proposed rate increase includes provisions designed to deliver the benefits of natural gas to more customers that include: (i) continued progress towards the replacement of aging infrastructure; (ii) ongoing network upgrades for improved service in Maryland and (iii) rising cost of service of providing safe, reliable natural gas service in its Maryland service territory. On December 11, 2018 the PSC of MD denied Washington Gas’ request for $56.3 million in new revenues. The PSC of MD granted the Company $28.6 million in new revenues and increased the Company’s return on equity to 9.7%.  In addition to other items, the order denied recovery of a previously approved regulatory asset in Maryland for costs incurred in implementing BPO 2.0. At December 31, 2018, Washington Gas recorded a $2.5 million impairment of the regulatory asset as these costs are no longer probable of recovery. On January 10, 2019 Washington Gas filed an application for rehearing with the PSC of MD, alleging two errors in the agency’s final order. Washington Gas believes the PSC of MD will render a decision on the Company’s application for rehearing in the first or second quarter of 2019.
Maryland STRIDE 2 Case. On June 15, 2018 Washington Gas filed an application with the PSC of MD for approval of the second phase of its accelerated natural gas pipeline replacement initiative. The application requested $393.6 million in accelerated infrastructure replacements for the 2019-2023 period. On December 11, 2018 the PSC of MD issued an order authorizing Washington Gas' application for the approval of the second phase of its accelerated natural gas pipeline replacement initiative. The PSC of MD directed the Company to remove construction contingencies from project cost estimates, the result of which lowered the authorized budget for the 5-year second phase from the requested $393.6 million to $350.0 million. As directed by the order, on January 9, 2019, Washington Gas removed the construction contingencies from project cost estimates and supplemented its 2019 Project List to sustain an initial annual spend of $64.6 million. On January 25, 2019 the PSC of MD approved the revised 2019 Project List and affirmed the Company’s initial annual spend of $64.6 million.
Termination Notice Inquiry. On March 28, 2017, the PSC of MD initiated an investigation into the service termination notices sent by Washington Gas to its customers between December 1, 2013 and December 31, 2016. The case investigated whether the service termination notices complied with Code of Maryland Regulations. The PSC of MD’s investigation of this matter considered whether fines and or a civil penalty should be assessed. A procedural schedule was adopted in the case, but was suspended to permit the parties to engage in settlement discussions. On April 6, 2018, the Chief Public Utility Law Judge for the PSC of MD issued a proposed order approving the settlement agreement between Washington Gas and the Maryland Office of the People’s Counsel (OPC), which was filed with the PSC of MD on February 15, 2018. The proposed order became a final order of the Commission on April 23, 2018. Per the settlement agreement, in lieu of any civil penalty or fine, Washington Gas made a distribution to the Washington Area Fuel Fund in May 2018. Through December 31, 2018, Washington Gas had issued $1.9 million of refunds to current and former customers and there is no liability outstanding.
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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Virginia Jurisdiction
Virginia Rate Case - 2018. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the Commission and paid by customers through a monthly rider. Additionally, the requested revenue amount reflects a $16.3 million reduction for lower tax expense due to the implementation of the Tax Act and excludes any costs related to the acquisition of Washington Gas by AltaGas on July 6, 2018. At December 31, 2018, Washington Gas had accrued $19.2 million related to the Tax Act. Refer to Note 8—Income Taxes for a discussion of regulatory liabilities we have established related to tax reform and Note 18—Merger with AltaGas, Ltd. for a discussion of the merger. On August 23, 2018, the Commission issued an Order setting a procedural schedule and appointing a Hearing Examiner. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle.
Service Agreement with AltaGas entities. On December 17, 2018, SCC of Virginia approved the Service Agreement between
Washington Gas Light Company and AltaGas Services (U.S.) Inc., AltaGas Power Holdings (U.S.) Inc., AltaGas Utility Holdings (U.S.) Inc., Wrangler 1 LLC, SEMCO Energy, Inc., and AltaGas Marketing (U.S.) Inc. (collectively, the Affiliates). Pursuant to the agreement, Washington Gas will provide certain financial and administrative services to the affiliates and bills the cost of services rendered to the affiliates on monthly basis. The cost shall be fairly and equitably apportioned among the Affiliates.
Other Matters
Labor Contracts.  Washington Gas has four labor contracts with bargaining units represented by three labor unions. On April 30, 2015, Washington Gas entered into a five-year labor contract with the Teamsters Local Union No. 96 (Local 96), a union affiliated with the International Brotherhood of Teamsters. The contract covers approximately 543 employees and is effective from June 1, 2015 through May 31, 2020. Local 96 also represents union-eligible employees in the Shenandoah Gas division of Washington Gas and has a five-year labor contract with Washington Gas that became effective on August 1, 2015 and expires on July 31, 2020. This contract covers approximately 28 employees. Washington Gas entered into a three-year labor contract with the Office and Professional Employees International Union (OPEIU-Local 2). The contract covers approximately 101 employees. OPEIU-Local 2 ratified the contract on March 21, 2016 and is effective from April 1, 2016 through March 31, 2019. Additionally, on August 1, 2017, Washington Gas entered into a three-year labor contract with the International Brotherhood of Electrical Workers Local 1900 that covers approximately 27 employees and will expire on July 31, 2020. Washington Gas is subject to the terms of its labor contracts with respect to operating practices and compensation matters dealing with employees represented by the various bargaining units described above.
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
Revenue from Contracts with Customers
Revenue from contracts with customers is recognized in the period in which customers obtain control of promised goods or services and performance obligations are satisfied in an amount equal to the consideration in which the Company is entitled to receive in exchange for the promised goods and services. Generally, control of the promised goods or services is transferred to customer when the natural gas is delivered to the customer.
See Note 1 - Accounting Policies and Note 2 - Revenue from Contracts with Customers of the Notes to the Financial Statements for additional information.

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
The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of December 31, 2018 are recoverable or refundable through rates charged to customers. See Note 3—Regulated Operations of the Notes to Consolidated Financial Statements for further discussion of our regulated operations.
Accounting for Income Taxes
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities computed on a separate company basis. Our deferred income taxes include those that are currently excluded for ratemaking purposes of Washington Gas, in accordance with ASC Topic 740, Accounting for Income Taxes.
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
The company is currently amortizing deferred investment tax credits to income over the life of the related property.
See Note 8—Income Taxes of the Notes to Financial Statements for further discussion of income taxes.
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
Accounting for Derivatives
We enter into both physical and financial contracts for the purchase and sale of natural gas and apply the fair value requirements of ASC Topic 815, Derivatives and Hedging. The financial and physical contracts that qualify as derivative instruments and are subject to the mark-to-market accounting requirements are recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments which are recoverable or refundable to customers when they settle are subject to ASC Topic 980 and are recorded as regulatory assets or liabilities while changes in the fair value of derivative instruments not affected by rate regulation are reflected in earnings
Washington Gas also utilize derivative instruments to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Washington Gas applies ASC Topic 980 and the impact of the instruments are offset on the balance sheet as regulatory assets or liabilities.
Judgment is required in determining the appropriate accounting treatment for our derivative instruments, including our ability to: (i) evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of ASC Topic 815; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and (iii) derive the estimated fair value of our derivative instruments. See Note 13— Derivatives of the Notes to Financial Statements for a discussion of our derivatives.
Accounting for Fair Value Instruments
Fair value is based on actively quoted market prices when they are available. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, internal models are used to estimate prices based on available historical and near-term future price information and/or the use of statistical methods. These inputs are used with industry standard valuation methodologies. See Note 14— Fair Value Measurements of the Notes to Financial Statements for a discussion of our valuation methodologies.
Impairment of Long-lived Assets
Management regularly reviews property and equipment and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For our properties and equipment, the indicators of potential impairment may include a deteriorating business or legal climate, a significant adverse change in asset condition, specific regulatory disallowance, advances in technology or plans to dispose of an asset significantly before the end of its useful life, among others. Management performs the recoverability test whenever the indicators show a possible impairment.  The carrying amount of recoverability is determined based on an estimate of undiscounted cash flows, and measurement of an impairment loss is determined based on the fair value of the assets. The determination of fair value requires management to make assumptions about future cash inflows and outflows over the life of an asset. Any changes to the assumptions used for the future cash flow could result in revisions to the evaluation of the recoverability of the long-lived assets and the recognition of an impairment loss in the Financial Statements.
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
The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/- 1.00 pt.	n/a	$(1.9) / $1.9	n/a	$(1.3) / $1.3
Discount rate	+/- 0.25 pt.	$(29.2) / $30.8	$(0.6) / $0.6	$(8.7) / $9.2	$(0.0) / $0.0
Rate of compensation increase	+/- 0.25 pt.	$4.6 / $(4.5)	$0.2 / $(0.2)	n/a	n/a
Healthcare cost trend rate	+/- 1.00 pt.	n/a	n/a	$5.2 / $(4.6)	$0.2 / $(0.1)
Projected increases to the HRA plan stipend	+/- 1.00 pt.	n/a	n/a	$31.4 / $(25.6)	$0.7 / $(0.6)
We have historically utilized the Society of Actuaries’ (SOA) published mortality data in developing a best estimate of mortality as part of the calculation of the pension and other post-retirement benefit obligations. On October 27, 2014, the SOA published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. Subsequently, the SOA published updated improvement scales (MP-2015, MP-2016, MP-2017, and MP-2018) which, compared to MP-2014, includes more recent mortality experience data and projects a lower rate of future mortality improvement. We used the RP-2014 and MP-2018 mortality tables to determine the benefit obligations as of

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

December 31, 2018. For the September 30, 2018 and September 30, 2017 benefit obligations, we used the RP-2014 table and a modified MP-2014 improvement scale. The MP-2014 improvement scale assumes that short-term rates of mortality improvement will converge to 1.00% per annum up to age 85 trending down to 0% between age 85 and age 115 with the ultimate long-term rate of improvement over a 20-year period from 2007 to 2027. Based upon an evaluation of the information provided by the SOA related to the RP-2014 tables and the MP-2014 improvement scale as well as recent additional studies of mortality improvement, we adopted the RP-2014 tables and adopted a modified improvement scale. We have modified the MP-2014 improvement scale to (a) adjust the ultimate long-term rate of mortality improvement from 1.00% to 0.75% per annum up to age 85 trending down to 0% between age 85 and age 115; and (b) shorten the convergence period from short term to ultimate rates of improvement from the 20-year period to a 15-year period.
Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed ten percent of the greater of the projected benefit obligation or the market-related value of the plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. At December 31, 2018 and September 30, 2018, the discount rates for the pension, DB SERP and DB Restoration plans were 4.4%, 4.3% and 4.3%, compared to 3.9%, 3.6% and 3.6%, respectively, at September 30, 2017. The average remaining service period for these plans range from 4 to 9 years. The health and post-retirement plans discount rate at December 31, 2018 and September 30, 2018 was 4.4%, compared to 3.9% at September 30, 2017. The average remaining service period for these plans are 14 years. The higher discount rates reflect the change in long-term interest rates primarily due to current market conditions. The change in the discount rates when comparing September 30, 2018 and 2017 resulted in actuarial gains decreasing our pension and other post-retirement obligations $66.4 million and $19.5 million, respectively, for the fiscal year ended September 30, 2018. Refer to Note 9 —Pension and Other Post-Retirement Benefit Plans of the Notes to Financial Statements for a listing of the actuarial assumptions used and for further discussion of the accounting for the Plans.

Washington Gas Light Company
Part II
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following issues related to our market risks are included under Item 7 of this report and are incorporated by reference into this discussion.

•	Price Risk

•	Weather Risk

•	Interest-Rate Risk

Washington Gas Light Company
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Washington Gas Light Company
Balance Sheets
Financial Statements and Supplementary Data

	December 31	September 30,
(In thousands)	2018	2018	2017
ASSETS
Property, Plant and Equipment
At original cost	$5,702,927	$5,613,137	$5,310,337
Accumulated depreciation and amortization	(1,513,590)	(1,495,683)	(1,422,622)
Net property, plant and equipment	4,189,337	4,117,454	3,887,715
Current Assets
Cash and cash equivalents	6,082	1	1
Receivables
Accounts receivable	292,871	165,257	190,740
Gas costs and other regulatory assets	6,020	5,054	21,705
Unbilled revenues	189,497	101,114	107,967
Allowance for doubtful accounts	(29,461)	(29,622)	(23,741)
Net receivables	458,927	241,803	296,671
Materials and supplies—principally at average cost	19,727	20,650	20,126
Storage gas	103,929	101,379	92,753
Prepaid taxes	27,193	17,732	23,350
Other prepayments	28,232	24,449	13,238
Receivables from associated companies	4,819	2,227	32,362
Derivatives	19,488	17,441	5,061
Other	20,347	20,347	102
Total current assets	688,744	446,029	483,664
Deferred Charges and Other Assets
Regulatory assets
Gas costs	141,636	83,222	90,136
Pension and other post-retirement benefits	86,493	56,983	138,573
Other	99,105	104,050	104,538
Prepaid post-retirement benefits	249,462	284,277	230,283
Derivatives	11,318	8,736	16,244
Other	50,490	49,331	3,561
Total deferred charges and other assets	638,504	586,599	583,335
Total Assets	$5,516,585	$5,150,082	$4,954,714
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,562,573	$1,442,764	$1,164,749
Preferred stock	28,173	28,173	28,173
Long-term debt	1,035,033	1,084,933	1,134,461
Total capitalization	2,625,779	2,555,870	2,327,383
Current Liabilities
Current maturities of long-term debt	50,000	50,000	—
Notes payable and project financing	311,460	163,478	166,772
Accounts payable and other accrued liabilities	288,376	271,276	219,827
Wages payable	22,629	10,089	16,508
Accrued interest	14,504	4,000	3,967
Dividends declared	24,567	24,078	22,098
Customer deposits and advance payments	54,370	83,658	64,194
Gas costs and other regulatory liabilities	75,151	34,157	22,814
Accrued taxes	28,451	27,427	12,808
Payables to associated companies	95,228	21,548	94,844
Derivatives	20,295	14,838	30,263
Other	7,507	7,627	7,473
Total current liabilities	992,538	712,176	661,568
Deferred Credits
Unamortized investment tax credits	3,233	3,398	4,100
Deferred income taxes	454,248	409,807	888,385
Accrued pensions and benefits	156,210	118,204	179,814
Asset retirement obligations	300,769	298,202	291,871
Regulatory liabilities
Accrued asset removal costs	264,556	270,397	292,173
Other post-retirement benefits	121,345	159,152	134,181
Excess deferred taxes and other	431,913	443,665	9,403
Derivatives	116,847	104,165	112,299
Other	49,147	75,046	53,537
Total deferred credits	1,898,268	1,882,036	1,965,763
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,516,585	$5,150,082	$4,954,714
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2018	2018	2017	2016

OPERATING REVENUES	$402,101	$1,248,063	$1,166,968	$1,070,904
OPERATING EXPENSES
Utility cost of gas	156,641	407,043	297,856	271,975
Operation and maintenance	102,728	544,180	340,604	329,303
Depreciation and amortization	34,948	135,071	129,428	114,605
General taxes and other assessments	38,552	148,178	134,696	130,231
Total Operating Expenses	332,869	1,234,472	902,584	846,114
OPERATING INCOME	69,232	13,591	264,384	224,790
Other income (expense) — net	3,494	(7,592)	(545)	1,434
Interest expense	15,706	58,504	52,207	41,444
INCOME (LOSS) BEFORE INCOME TAXES	57,020	(52,505)	211,632	184,780
INCOME TAX EXPENSE (BENEFIT)	7,847	(25,863)	79,840	71,666
NET INCOME (LOSS)	$49,173	$(26,642)	$131,792	$113,114
Dividends on preferred stock	330	1,320	1,320	1,320
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$48,843	$(27,962)	$130,472	$111,794
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2018	2018	2017	2016
NET INCOME (LOSS)	$49,173	$(26,642)	$131,792	$113,114
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	(226)	(675)	(767)	(891)
Change in actuarial net gain (loss)	(6,246)	6,324	6,232	(936)
Total pension and other post-retirement benefit plans	$(6,472)	$5,649	$5,465	$(1,827)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(1,675)	2,957	2,157	(709)
OTHER COMPREHENSIVE INCOME (LOSS)	$(4,797)	$2,692	$3,308	$(1,118)
COMPREHENSIVE INCOME (LOSS)	$44,376	$(23,950)	$135,100	$111,996
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2018	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$49,173	$(26,642)	$131,792	$113,114
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	34,948	135,071	129,428	114,605
Amortization of:
Other regulatory assets and liabilities—net	1,859	6,917	6,422	1,909
Debt related costs	382	1,580	1,448	1,191
Deferred income taxes—net	8,012	(26,435)	77,586	123,482
Accrued/deferred pension and other post-retirement benefit cost	(330)	11,127	22,547	19,497
Compensation expense related to stock-based awards	1,353	19,067	16,153	11,452
Provision for doubtful accounts	5,940	20,224	14,484	10,945
Impairment loss	2,453	37,969	—	—
Unrealized (gain) loss on derivative contracts	4,200	(10,379)	(48,950)	(11,552)
Amortization of investment tax credits	(165)	(702)	(751)	(795)
Other non-cash charges (credits)—net	(453)	(2,450)	(1,592)	(197)
Changes in operating assets and liabilities (Note 17)	(201,840)	(43,050)	(141,238)	(143,526)
Net Cash (Used In) Provided by Operating Activities	(94,468)	122,297	207,329	240,125
FINANCING ACTIVITIES
Capital contributions from parent	100,000	402,728	—	—
Long-term debt issued	—	—	195,556	248,125
Long-term debt retired	(50,000)	—	—	(25,000)
Debt issuance costs	—	(366)	(661)	(333)
Notes payable issued (retired)—net	200,999	(27,998)	81,000	(47,000)
Project financing	—	53,018	9,314	38,468
Dividends on common stock and preferred stock	(24,078)	(88,908)	(87,118)	(83,116)
Other financing activities—net	—	(6,197)	(1,982)	(277)
Net Cash Provided by Financing Activities	226,921	332,277	196,109	130,867
INVESTING ACTIVITIES
Net proceeds from sale of assets	—	—	—	19,749
Capital expenditures (excluding AFUDC)	(126,013)	(392,830)	(403,438)	(390,741)
Insurance proceeds related to investing properties	—	3,238	—	—
Net Cash Used in Investing Activities	(126,013)	(389,592)	(403,438)	(370,992)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,440	64,982	—	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Year	64,983	1	1	1
Cash, Cash equivalents and Restricted Cash at End of the Year	$71,423	$64,983	$1	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 19)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Balance, September 30, 2015	46,479,536	$46,479	$483,677	$557,848	$(6,712)	$1,081,292
Net income	—	—	—	113,114	—	113,114
Other comprehensive loss	—	—	—	—	(1,118)	(1,118)
Stock-based compensation(a)	—	—	4,458	—	—	4,458
Dividends declared:
Common stock	—	—	—	(82,980)	—	(82,980)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2016	46,479,536	46,479	488,135	586,662	(7,830)	1,113,446
Net income	—	—	—	131,792	—	131,792
Other comprehensive income	—	—	—	—	3,308	3,308
Stock-based compensation(a)	—	—	3,966	—	—	3,966
Dividends declared:
Common stock	—	—	—	(86,443)	—	(86,443)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2017	46,479,536	46,479	492,101	630,691	(4,522)	1,164,749
Net income (loss)	—	—	—	(26,642)	—	(26,642)
Other comprehensive income	—	—	—	—	4,176	4,176
Stock-based compensation(a)	—	—	(15,556)	4,197	—	(11,359)
Capital contributed by WGL Holdings	—	—	402,728	—	—	402,728
ASU 2018-02 adoption impact (b)	—	—	—	1,484	(1,484)	—
Dividends declared:
Common stock	—	—	—	(89,568)	—	(89,568)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2018	46,479,536	$46,479	$879,273	$518,842	$(1,830)	$1,442,764
Net income	—	—	—	49,173	—	49,173
Other comprehensive income	—	—	—	—	(4,797)	(4,797)
Capital contribution from parent	—	—	100,000	—	—	100,000
Dividends declared:						—
Common stock	—	—	—	(24,237)	—	(24,237)
Preferred stock	—	—	—	(330)	—	(330)
Balance, December 31, 2018	46,479,536	46,479	979,273	543,448	(6,627)	1,562,573
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share. We recorded $4.2 million commutative adjustments to retained earnings for the fiscal year 2018 due to the adoption of ASU 2016-09. We accelerated the vesting of stock-based awards upon the consummation of the Merger with AltaGas during the 4th quarter of fiscal year 2018, which reduced the paid-in capital. See Note 11—Stock-Based Compensation for a further discussion.
(b) Amount related to the adoption of ASU 2018-02. Washington Gas reclassified a credit of $1.5 million from AOCI to retained earnings at September 30, 2018.
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 1. ACCOUNTING POLICIES

Organization
Washington Gas is an indirect, majority owned subsidiary of, among other entities, of AltaGas and WGL. On July 6, 2018, the Merger was consummated between AltaGas, WGL, and the Merger Sub, with WGL surviving as an indirect wholly owned subsidiary of AltaGas. In connection with the Merger, WGL established the SPE for the purposes of owning the common stock of Washington Gas. The SPE is a wholly owned subsidiary of WGL. Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas”,” “we,” “us”, “our” or the "Company” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries. Refer to Note 18—Merger with AltaGas, Ltd., of the Notes to Financial Statements for a further discussion of the Merger Agreement.
Nature of Operations
Washington Gas is a public utility that sells and delivers natural gas to more than one million customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. Deliveries to firm residential and commercial customers accounted for 84% of the total therms delivered to customers by Washington Gas in the three months ended December 31, 2018. Deliveries to interruptible customers accounted for 12% and deliveries to customers who use natural gas to generate electricity accounted for 4%. These amounts do not include deliveries related to Washington Gas’ asset optimization program discussed below. Hampshire is an affiliate that operates an underground natural gas storage facility that provides services exclusively to Washington Gas. Hampshire is regulated under a cost of service tariff by the FERC. Washington Gas provides certain shared services to its affiliates, in which it is reimbursed for the costs associated with those services.
Basis of Presentation
The Financial Statements of Washington Gas has been prepared in conformity with GAAP and under the rules of the Securities and Exchange Commission (SEC).
The Merger with AltaGas was recorded using the acquisition method of accounting. Under SEC regulations, Washington Gas elected to not apply push down accounting to its stand alone financial statements. The acquisition adjustments were recorded by AltaGas.
The information presented in this transition report on Form 10-K are presented solely for the registrant Washington Gas on a stand-alone basis. As a result of the Merger, there were no changes in accounting principles and practices or method of application that had a material effect on the financial results for the transition period ended December 31, 2018 and for the fiscal year ended September 30, 2018.
Change of Fiscal Year End
On December 28, 2018, our Board of Directors approved a change of our fiscal year from the period beginning on October 1 and ending on September 30 to the period beginning on January 1 and ending on December 31. This transition report on Form 10-K includes financial information for the three-month transition period from October 1, 2018 through December 31, 2018, or the transition period ended December 31, 2018. References in this report to fiscal year 2018, 2017 and 2016 refer to twelve-month periods ended in September 30 of each year. All amounts presented for the three months ended December 31, 2017 are unaudited. Subsequent to this transition report, our annual reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.
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
Property, Plant and Equipment
Property, plant and equipment (comprised principally of utility plant) are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility plant of Washington Gas includes an

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators in Maryland and the District of Columbia. Washington Gas capitalizes AFUDC as a component of construction overhead. The rates for AFUDC for three months ended December 31, 2018 was 5.84% and for fiscal years September 30, 2018, 2017 and 2016 were 2.42%, 2.73% and 5.51%, respectively.
Washington Gas charges maintenance and repairs directly to operating expenses. Washington Gas capitalizes betterments and renewal costs and calculates depreciation applicable to its utility gas plant in service primarily using a straight-line method over the estimated remaining life of the plant. The composite annual depreciation and amortization rate was 2.78% for the three months ended December 31, 2018, and 2.77%, 2.80% and 2.69% for fiscal years 2018, 2017 and 2016, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. These asset removal costs are accrued through depreciation expense with a corresponding credit to “Regulatory liabilities—Accrued asset removal costs.” When Washington Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization” and any related removal costs incurred are charged to “Regulatory liabilities—Accrued asset removal costs.” Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors. For information about Asset Retirement Obligations (ARO’s), refer to the section entitled “Asset Retirement Obligations”.
The following table represents the components of Washington Gas' Property, Plant and Equipment at original cost.

Property, Plant and Equipment at Original Cost
($ In millions)	December 31,		September 30,
	2018		2018		2017

Distribution, transmission and storage	$4,888.4	85.7%	$4,766.5	84.9%	$4,502.6	84.8%
General, miscellaneous and intangibles	542.9	9.5%	536.4	9.6%	545.6	10.2%
Construction work in progress (CWIP)	271.6	4.8%	310.2	5.5%	262.1	5.0%
Total	5,702.9	100.0%	5,613.1	100.0%	5,310.3	100.0%
Impairment of Long-Lived Assets
Management regularly reviews property and equipment and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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
During the fiscal year ended September 30, 2018, Washington Gas recorded a $38.0 million impairment to Property, Plant and Equipment in connection with an agreement ancillary to the merger proceeding not to seek recovery of certain costs incurred under the Formal Case 1027 mechanical coupling program. As part of the program, Washington Gas agreed to encapsulate or replace vintage mechanical couplings mechanically coupled pipe to mitigate potential gas leaks.
During the three months ended December 31, 2018, and fiscal year ended September 30, 2017 and 2016, Washington Gas did not record any impairments related to our long-lived assets.
Refer to Note 14 — Fair Value Measurements and Note 18 — Merger with AltaGas, Ltd., of the Notes to Consolidated Financial Statements for further discussion of these assets.
Operating Leases
We have classified the leases of multiple office locations as operating leases. We amortize as rent expense the total of all scheduled lease payments (including lease payment escalations) and tenant allowances on a straight-line basis over the term of the leases. For this purpose, the lease term begins on the date when the lessor commenced constructing the leasehold

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

improvements which allowed us to occupy the respective locations. Leasehold improvement costs are classified as “Property, Plant and Equipment” on the Balance Sheets, and are being amortized to depreciation and amortization expense on a straight-line basis over the non-cancelable period of the leases. Refer to Note 12—Commitments and Contingencies for financial data for all of our operating leases.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent funds that are restricted to satisfy designated liabilities. Restricted cash and cash equivalents available to satisfy designated current liabilities are classified as current assets. Restricted cash and cash equivalents expected to satisfy non-current liabilities are classified as non-current assets. Pursuant to the Merger Agreement with AltaGas, we funded rabbi trusts of retirement benefits for executives and select management employees and deferred compensation benefits for outside directors in the fiscal ended September 30, 2018. As of December 31 and September 30, 2018, the rabbi trust funds are invested in money market funds which are considered as cash equivalents. The rabbi trust funds that are used for the settlement of benefit plans in long-term liabilities are classified in “Deferred charges and other assets-other”. The rabbi trust funds to settle benefit plans in current liabilities are classified in “Current Assets-Other” on Washington Gas’ balance sheet. We did not have any restricted cash and cash equivalents as of September 30, 2017 or September 30, 2016. Refer to Note 9-Pension and Other Post-Retirement Benefits for a further discussion of the rabbi trusts and Note 17- Supplemental Cash Flow Information for a further discussion of restricted cash and cash equivalents.
Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects Washington Gas' estimate of losses inherent in its account receivable balances. Washington Gas estimates its bad debt expense based on current sales and establishes the allowance.  Periodically, Washington Gas evaluates the reasonableness of the allowance utilizing a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions, and historical payment and collection experience. If the financial condition of its customers deteriorates or other circumstances occur that impact the customers’ ability or desire to make payments, Washington Gas considers these factors in its evaluation of the adequacy of the allowance. Accounts are written off to the allowance when collection efforts are complete and future recovery is unlikely.
Revenue and Cost of Gas Recognition
Revenues.  The Utility recognizes revenue from contracts with customers to depict the transfer of goods or services to customers at an amount it expects to be entitled to in exchange for those goods or services. Generally, goods or services are transferred to our customer when the natural gas is delivered. Washington Gas reads meters and bills customers on a 19-day monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period. Refer to Note 2 - Revenue from Contracts with Customers for further discussion of the Utility’s revenue from contracts with customers.
Alternative Revenue Programs. Certain ratemaking mechanisms of Washington Gas qualify as alternative revenue programs in accordance with ASC Topic 980, Regulated Operations, if the program (i) is established by an order from the regulatory commissions and allows for automatic adjustment of future rates, (ii) the additional revenues (above those amounts currently reflected in base rates) that are objectively determinable and probable of recovery, and (iii) allow for the collection of the additional revenues within 24 months following the end of the period in which they were recognized. The Company has determined that its RNA, WNA and CRA billing adjustment mechanisms and accelerated pipe replacement programs are alternative revenue programs. Alternative revenue program revenues represent the initial recognition of revenue related to these programs. When amounts are billed and collected from customers through rates, the amounts are recorded as a recovery of the associated regulatory asset or liability.
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
Notes to Financial Statements

and “Gas costs and other regulatory liabilities.” These balances are recovered or refunded to customers over the subsequent 12 month period.
Revenue Taxes.  Revenue taxes such as gross receipts taxes, Public Service Commission (PSC) fees, franchise fees and energy taxes are reported gross in operating revenues. During the three months ended December 31, 2018, $24.2 million was recorded to operating revenues. During fiscal years ended September 30, 2018, 2017 and 2016, $82.5 million, $75.1 million, and $73.0 million, respectively, were recorded to operating revenues.
Transportation Gas Imbalance.  Interruptible shippers and third-party marketer shippers transport gas to Washington Gas’ distribution system as part of the unbundled services offered. The delivered volumes of gas from third-party shippers into Washington Gas’ distribution system rarely equal the volumes billed to third-party marketer customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third-party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur as a result of the imbalance. The regulatory treatment combines the imbalance for all marketers, including our affiliate WGL Energy Services, into a single “net” adjustment to the regulatory asset or liability. Refer to Note 15—Related Party Transactions for further discussion of the accounting for these imbalance transactions.
Asset Optimization Program.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, futures and option contracts for periods when these resources are not being used to physically serve utility customers. Refer to “Derivative Activities” below for further discussion of the accounting for derivative transactions entered into under this program. Regulatory sharing mechanisms in all three jurisdictions allow the profit from these transactions to be shared between Washington Gas’ customers and shareholder.
All unrealized fair value gains and losses, and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in "Utility cost of gas" on the income statement or, in the case of amounts to be shared with rate payers, regulatory assets/liabilities on the balance sheet.
Storage Gas Valuation Methods
Prior to September 30, 2017, Washington Gas accounted for storage gas inventories using the first-in, first-out method under which the oldest inventory items were recorded as being sold first. Starting in October 1, 2017, Washington Gas implemented a voluntary change in the application of an accounting principle with respect to accounting for natural gas, propane, and odorant inventories. Washington Gas now applies the average cost methodology under which the cost of units carried in inventory is based on the weighted average cost per unit of inventory. Washington Gas implemented the change in accounting principle on a prospective basis in accordance with ASC Topic 980, which permits regulated entities to implement changes for financial reporting purposes in the same way those changes are implemented for regulatory reporting purposes when the change impacts allowable costs.
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
Washington Gas did not record a lower-of-cost or net realizable value adjustment to net income for the three months ended December 31, 2018 and fiscal year ended September 30, 2018 or a lower-of-cost or market adjustment to net income for the fiscal year ended September 30, 2017 and 2016.
Derivative Activities
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price with the primary objective of securing operating margins that Washington Gas expects to ultimately realize. The fair value changes of derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this earnings volatility will not change the realized margins that Washington Gas expects to earn. In accordance with ASC Topic 815, all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas”.
From time to time, Washington Gas also utilizes derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of long-term debt. Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 13—Derivatives for further discussion of our derivative activities.
Income Taxes
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities computed on a separate company basis. Our deferred income taxes include those that are currently excluded for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process in future periods. Refer to Note 3—Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and due to customers. Amounts applicable to income taxes due from and due to customers primarily represent differences between the financial statement basis and tax basis of net utility plant in service. Refer to Note 8—Income Taxes which provides detailed financial information related to our income taxes.
Stock-Based Compensation
We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation-Stock Compensation, and all outstanding awards as of December 31, 2018 are liability-classified share-based awards.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Changes in Asset Retirement Obligations
(In millions)	December 31,	September 30,
	2018	2018	2017
Asset retirement obligations at beginning of year	$305.5	$298.9	$206.6
Liabilities incurred in the period	—	1.4	2.0
Revaluation of asset retirement obligation	—	—	89.5
Liabilities settled in the period	—	(7.3)	(7.2)
Accretion expense	2.6	12.5	8.0
Asset retirement obligations at the end of the year(a)	$308.1	$305.5	$298.9
(a)Includes short-term asset retirement obligations of $7.3 million, $7.3 million and $7.1 million for three months ended December 31, 2018, and fiscal years ended September 30, 2018 and September 30, 2017, respectively.

Accounting Standards Adopted in the Transition Period and Other Newly Issued Accounting Standards
The following tables represent accounting standards adopted by Washington Gas during the three-month transition period ended December 31, 2018, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

ACCOUNTING STANDARDS ADOPTED IN THREE MONTHS TRANSITION PEPRIOD
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

October 1, 2018
Washington Gas adopted the new guidance using the modified retrospective approach, which does not require prior year results to be restated. Adoption of this standard did not have a material change in the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded at October 1, 2018. The significant impact of adopting this standard is the additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For the new disclosures, see the Revenue and Cost Recognition discussion above and Note 2 - Revenue from Contracts with Customers.

ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities including subsequent ASUs clarifying the guidance.
This guidance applies to the recognition and measurement of financial assets and liabilities. The standard requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes in the fair value recognized in net income. The standard also amends presentation requirements related to certain changes in the fair value of a liability and eliminates certain disclosure requirements of significant assumptions for financial instruments measured at amortized cost on the balance sheet.
		October 1, 2018	The adoption of this standard and related amendments did not have a material impact on our consolidated financial statements or on our disclosures.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory
This standard revised the accounting for income taxes by requiring an entity to recognize the current and deferred income tax consequences of an intra-entity asset transfer (other than inventory) when the transfer occurs. The standard should be applied on modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.
	October 1, 2018	The adoption of this standard and related amendments did not have a material effect on the financial statements.
ASU No. 2017-01, (Topic 805): Business Combinations - Clarifying the Definition of a Business
This standard changed the definition of a business to assist entities with the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The standard should be applied on a prospective basis to transactions that occur on or after the effective date.
	October 1, 2018	Washington Gas will apply the amendments in this standard on a prospective basis and did not have an impact on the financial statements.
ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The amendments in this ASU clarified the scope of ASC 610-20, as well as, the accounting for partial sales of nonfinancial assets. The standard can be applied either on a retrospective basis or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.
	October 1, 2018	The adoption of this standard did not have an impact on the financial statements.
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
October 1, 2018
We have concluded our evaluation of the interaction of this standard with the various regulatory provisions concerning pensions and post-retirement benefit costs. For the fiscal years ended September 30, 2018, 2017 and 2016, we recorded a reclassification of $11.3 million, $3.9 million and $3.6 million, respectively, of net periodic benefit income from operation and maintenance expenses to other income in the Statement of Income. The change in capitalization of retirement benefits have been implemented on a prospective basis and did not have a material impact on the financial statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
This standard provided guidance on the types of changes to the terms or conditions of a shared-based payment arrangement should apply modification accounting. The amendments should be applied on a prospective basis to awards modified on or after the effective date.
	October 1, 2018	The guidance in this standard was applied on a prospective basis and did not have an impact on the financial statements.
ASU 2018-08, Not-for-Profit Entities (Topic 958)-Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made
This standard provides clarification to assist entities in evaluating whether transactions should be accounted for as a contribution (nonreciprocal) or as an exchange (reciprocal) subject to other accounting guidance. The amendments should be applied on a modified prospective basis, however; retrospective application is permitted.
	October 1, 2018	The guidance in this standard did not have an impact on the financial statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842), ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, and ASU 2018-11, Targeted Improvements, including other subsequent ASUs clarifying the guidance

ASU 2016-02 requires recognition of a right-to-use asset and lease liability by lessees on the statement of financial position and disclosure of key information about leasing arrangements. Lessor accounting remains substantially unchanged but the standard modifies what qualifies as a sales-type and direct financing lease and eliminated real-estate specific provisions.
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

ASU 2018-20 allows lessors to include and exclude certain costs from variable payments. The ASU also requires lessors to allocate certain variable payments to the lease and non-lease components when the changes in facts and circumstances on which the variable payments are based occur.

January 1, 2019
Washington Gas is in the final stages of evaluating the impact of adopting ASC Topic 842. Washington Gas will utilize the transition practical expedients which allow entities to not have to reassess whether an arrangement contains a lease and the lease classification under the provisions of ASC Topic 842, land easements, and not separating out the lease and non-lease components for certain classes of assets.  Washington Gas has also elected to present prior comparative information under ASC 840.  For its lessee leases with terms longer than 12 months, Washington Gas will be recording an increase to long-term assets (net of any lease incentives and prepaid or deferred rent balances) and an increase to noncurrent liabilities net of the current portion to be recorded in current liabilities.  The total liabilities are currently estimated to be approximately 1 percent of total assets but may change as Washington Gas finalizes its evaluation of the impact of the standard.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

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
		January 1, 2019	The guidance would be applicable to Washington Gas and only have an impact on new transactions that are entered into and where hedge accounting is elected.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including other subsequent ASUs clarifying the guidance.
For credit losses on financial instruments, this standard changes the current incurred loss impairment methodology to an expected loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. Early adoption is permitted.
		January 1, 2020	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements. Early adoption is permitted.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This update modifies the disclosure requirements on fair value measurements. Early adoption is permitted.	January 1, 2020	It is not expected that the adoption of this standard will have a material effect on our financial statements.
ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements to capitalize implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs should be presented in the statement of financial position as a prepaid expense and amortized over the term of the hosting arrangement, presented in the statements of income in the same line items as prepayment of fees associated with the hosting arrangement. The updates in this standard may be applied on a prospective or retrospective basis. Early adoption is permitted.
		January 1, 2020	The adoption of this ASU is not expected to have a material effect on our financial statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This standard provides a private-company scope exception to the VIE guidance for certain entities under common control and clarify that indirect interest held through related parties under common control will be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Early adoption is permitted.
		January 1, 2020	We are in the process of evaluating this new accounting standard but it is expected that the adoption of this standard will not have a material effect on our financial statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This standard modifies the disclosure requirements related to defined benefit pension and other postretirement plans. Early adoption is permitted.	December 31, 2020	We do not anticipate that adoption of this standard will have a material effect on our financial statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS

As described in Note 1, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) and subsequent ASUs clarifying the guidance on October 1, 2018, using the modified retrospective method of adoption. Under this approach, prior year results are not required to be restated. Adoption of this standard did not change the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded at October 1, 2018. As a result, comparative disclosures for operating results for the three-month period ended December 31, 2018 are not applicable because revenue recognition did not materially change as a result of implementing the new standard. The significant impact of adopting this standard are the additional disclosures around the nature, and uncertainty of revenue and cash flows arising from contracts with customers which are included in Note 1 - Accounting Policies and below.
Washington Gas sells natural gas and distribution services to residential, commercial, industrial and governmental customers through regulated tariff rates approve by regulatory commissions in the jurisdictions where Washington Gas operates. Customers are billed monthly based on regular meter readings. Customer billings are based on two main components: (i) a fixed service fee and (ii) a variable fee based on usage. Revenue is recognized over time as the natural gas is delivered or as the service has been performed. As meter readings are performed on a cycle basis, Washington Gas recognizes accrued revenue for any services rendered to its customers but not billed at month-end. The tariff sales are generally considered daily or “at-will” contracts as customers may cancel their service at any time, and revenue generally represents the amount the Utility is entitled to invoice. There are certain contracts that have terms of one year or longer. For these contracts, revenue is recognized based on the amount the Utility is entitled to bill the customer.
Customers have the choice to purchase natural gas from competitive service providers. The Utility charges the competitive service providers balancing fees to manage the natural gas transportation imbalances. Where regulations require, the Utility issues customers a consolidated bill to include the natural gas supplied by the competitive service providers and distribution of natural gas. Washington Gas recognizes revenue only for distribution services that the Utility has provided to the customer, and the balancing fees for the services provided to the competitive service provider.
We disaggregate revenue by type of service. The following table disaggregates revenue for the period ended December 31, 2018:

Disaggregated Revenue by Type of Service
(In millions)	Three Months Ended December 31, 2018
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$303.2
Gas delivered for others	74.3
Other	12.5
Other revenues	1.5
Total revenue from contracts with customers	$391.5
Other sources of revenue
Revenue from alternative revenue programs (a)	$9.1
Leasing revenue (b)	0.2
Other	1.3
Total revenue from other sources	10.6
Total Operating Revenue	$402.1
(a) The company has determined that the Utility’s RNA, WNA and CRA billing adjustment mechanisms and accelerated pipe replacement programs are alternative revenue programs and accounted for under ASC Topic 980.
(b) Revenue generated from Washington Gas lessor operating leases accounted for under ASC Topic 840, Leases.

Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles.  “Unbilled revenues” represent performance obligations that have been satisfied and Washington Gas has an unconditional right to payment, except for contract assets related to the Washington Gas’ area-wide contract which requires project acceptance by government for the right to payment to occur. For the contract asset amounts reported in unbilled receivables, see Project Financing in Note 5-Short-Term Debt. Washington Gas did not have any contract liabilities at December 31, 2018. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
NOTE 3. REGULATED OPERATIONS

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
At December 31, 2018, September 30, 2018 and September 30, 2017, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as revenues or expenses in future periods as they are reflected in customers’ rates.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Regulatory Assets and Liabilities
(In millions)	Regulatory Assets			Regulatory Liabilities
	Three Months Ended December 31,	Fiscal Year Ended September 30,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2018	2018	2017	2018	2018	2017
Current:
Gas costs due from/to customers(a)	$5.6	$4.4	$0.2	$46.9	$9.0	$10.6
Interruptible sharing(a)	0.4	—	2.4	1.7	1.5	0.7
Revenue normalization mechanisms for Maryland and Virginia(a)	—	—	11.7	3.6	3.6	1.4
Accelerated replacement recovery mechanisms(l)	—	0.6	7.4	3.8	1.9	1.1
Rates subject to refund(c)	—	—	—	—	—	9.0
Tax Cuts and Jobs Act rate refunds(d)	—	—	—	19.2	18.1	—
Total current	$6.0	$5.0	$21.7	$75.2	$34.1	$22.8
Deferred:
Accrued asset removal costs(m)	$—	$—	$—	$264.6	$270.4	$292.2
Deferred gas costs(a)(b)	141.6	83.2	90.1	—	—	—
Pension and other post-retirement benefits
Deferred pension costs—trackers(e)	5.7	9.1	19.8	—	—	—
ASC Topic 715 unrecognized costs/income(a)(f)
Pensions	80.8	47.9	118.8	—	—	—
Other post-retirement benefits	—	—	—	121.3	159.2	134.2
Total pension and other post-retirement benefits	86.5	57.0	138.6	121.3	159.2	134.2
Other:
Income tax-related amounts due from/to customers(g)	41.6	42.6	37.9	427.2	439.1	3.2
Losses/gains on issuance and extinguishments of debt and interest-rate derivative instruments(a)(h)	15.0	15.3	16.4	1.3	1.3	1.4
Rights-of-way fees(a)	—	—	—	2.5	1.9	0.7
Business process outsourcing and related costs(a)	3.2	6.2	8.2	—	—	—
Non-retirement employee benefits(a)(i)	15.6	16.5	17.8	—	—	—
Deferred distribution integrity management (a)(j)	5.4	5.8	7.7	—	—	—
Recoverable portion of abandoned liquid natural gas facility(a)	2.7	2.7	3.1	—	—	—
Environmental response costs(a)(k)	5.8	5.0	2.5	—	—	—
Energy efficiency program-Maryland(n)	3.4	4.5	5.3	—	—	—
Other regulatory expenses(o)	6.4	5.5	5.6	0.9	1.4	4.1
Total other	$99.1	$104.1	$104.5	$431.9	$443.7	$9.4
Total deferred	$327.2	$244.3	$333.2	$817.8	$873.3	$435.8
Total	$333.2	$249.3	$354.9	$893.0	$907.4	$458.6
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
Notes to Financial Statements

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
(l)Balance represents amounts for deferred over or under collections of surcharges associated with Washington Gas' accelerated pipeline recovery programs in the District of Columbia, Maryland and Virginia.
(m)Refer to Note 1-Accounting Policies for a further discussion of these amounts.
(n)Balance represents amounts for deferred credits associated with Washington Gas' participation in the energy conservation and efficiency program EmPower in Maryland.
(o)Balance primarily relates to the District of Columbia jurisdiction.
As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations. During the three months ended December 31, 2018, Washington Gas recorded a $2.5 million write down to regulatory asset associated with BPO 2.0 cost, which was disallowed to recovery as the result of the MD Rate Case.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 4. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

	December 31,	September 30,
(In millions)	2018	2018	2017
Accounts payable—trade	$228.9	$187.0	$174.9
Employee benefits and payroll accruals	28.0	32.9	32.4
Other accrued liabilities	31.5	51.4	12.5
Total	$288.4	$271.3	$219.8

NOTE 5. SHORT-TERM DEBT

Washington Gas satisfies the short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of our operations, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at December 31, 2018, September 30, 2018 and September 30, 2017.

Committed Credit Available
($ in millions)	December 31, 2018	September 30, 2018	September 30, 2017
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$350.0	$350.0	$350.0
Less: Commercial Paper	(296.0)	(95.0)	(123.0)
Net committed credit available	$54.0	$255.0	$227.0
Weighted average interest rate	2.93%	2.42%	1.22%
(a) Washington Gas has the right to request extensions with the banks’ approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

At December 31, 2018, September 30, 2018 and September 30, 2017, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Under the terms of the credit agreements, the ratio of financial indebtedness to total capitalization may not exceed 0.65 to 1.0 (65.0%). At December 31, 2018, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization was 47%. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Another potential default may be deemed to exist if Washington Gas were to fail to pay principal or interest when due on any other indebtedness. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2018, Washington Gas was in compliance with all of the covenants under their revolving credit facilities.

PROJECT FINANCING

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. The construction work is performed by WGL Energy Systems on behalf of Washington Gas. As the financing entity funds the project, Washington Gas establishes a payable to the financing entity and transfers the funds to WGL Energy Systems. As work is performed, Washington Gas establishes a receivable representing the government's obligation to remit principal and interest. The financing obligation in “Notes payable and project financing” and contract assets in “Unbilled revenues” are typically equal to each other at the end of the construction period, but there could be timing differences in the recognition during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the receivable to the financing entity in satisfaction of the obligation to the financing entity and removes both the receivable and the obligation related to the financing from its financial statements. If project acceptance does not occur by a specified date, the lender may require Washington Gas to make interim interest payments or repurchase the contract payments plus a termination fee.
In March 2016, the SCC of VA denied Washington Gas' further participation in the third-party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied. As a result, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. As a result, Washington Gas is no longer liable under future third-party financing arrangements. Washington Gas continues to record a receivable representing the governments obligation and records an account payable to associated company to WGL Energy Systems for the construction work performed for the same amount.
In October 2018, WGL Energy Systems repaid $53.0 million drawn by Washington Gas from a third-party lender for a specific project that the lender demanded repayment for due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in "Payables to associated companies" on Washington Gas' balance sheet as of December 31, 2018. On January 16, 2019, the federal government agency customer provided notification of final acceptance as of December 14, 2018.
At December 31, 2018, there was one financing contract that had not been novated to WGL Energy Systems for which draws totaling $15.5 million were reflected on the Washington Gas balance sheet as a short-term obligation to third-party lenders in "Notes payable and project financing".
As of December 31, 2018, Washington Gas recorded $85.3 million of contract assets in "Unbilled revenues", $15.5 million in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing", and $69.7 million obligation to WGL Energy Systems in "Payables to associated companies" for energy management services projects that were not complete.
As of September 30, 2018, Washington Gas recorded $77.0 million of contract assets in "Unbilled revenues", $68.5 million in "Notes payable and project financing", and $8.5 million in "Payables to associated companies" on the balance sheet. As of September 30, 2017, Washington Gas recorded $85.6 million of contract assets in " Unbilled revenue", $43.8 million in "Notes payable and project financing", and $41.8 million "Payables to associated companies" on the balance sheet.
For projects where WGL Energy Systems is the primary contractor and where these projects are financed for government agencies that have minimal credit risk, and with which we have previous collection experience, Washington Gas did not record a corresponding reserve for bad debts related to these receivables at December 31, 2018, September 30, 2018, or September 30, 2017.
NOTE 6. LONG-TERM DEBT

FIRST MORTGAGE BONDS
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas had no debt outstanding under the Mortgage. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.
SHELF REGISTRATION

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

At December 31, 2018, Washington Gas had capacity under a shelf registration statement that was filed in May 2018 to issue up to $725.0 million of additional medium-term notes (MTN's).
UNSECURED NOTES
Washington Gas issues long-term debt in the form of MTNs, unsecured long-term notes and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. The following tables show the outstanding notes with maturities in calendar years as of December 31, 2018, and maturities in fiscal years as of September 30, 2018 and September 30, 2017.

Long Term Debt Outstanding
December 31, 2018
($ In millions)
Due calendar year 2019, 4.76%	$50.0
Due calendar year 2023, 6.65%	20.0
Due calendar year 2025, 5.44%	40.5
Due calendar year 2026, 6.62% to 6.82%	53.0
Due calendar year 2027, 6.40% to 6.57%	72.0
Due calendar year 2028, 6.57% to 6.85%	52.0
Due calendar year 2030, 7.50%	8.5
Due calendar year 2036, 5.70% to 5.78%	50.0
Due calendar year 2040, 5.21%	75.0
Due calendar year 2043, 5.00%	75.0
Due calendar year 2044, 4.22% to 4.24%	150.0
Due calendar year 2046, 3.80%	450.0
Total Long-Term Debt(a)	$1,096.0
Unamortized discount	(2.9)
Unamortized debt expense	(8.1)
Less—current maturities	50.0
Total Long-Term Debt	$1,035.0
Weighted average interest rate(b)	4.77%
(a) Includes MTNs and private placement notes. The amount represents face value of long-term debt including current maturities.
(b) Weighted average interest rate is for the long-term debt including current maturities.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Long Term Debt Outstanding
	September 30,
($ In millions)	2018	2017
Due fiscal year 2019, 7.46%	$50.0	50.0
Due fiscal year 2020, 4.76%	50.0	50.0
Due fiscal year 2023, 6.65%	20.0	20.0
Due fiscal year 2025, 5.44%	40.5	40.5
Due fiscal year 2027, 6.40% to 6.82%	125.0	125.0
Due fiscal year 2028, 6.57% to 6.85%	52.0	52.0
Due fiscal year 2030, 7.50%	8.5	8.5
Due fiscal year 2036, 5.70% to 5.78%	50.0	50.0
Due fiscal year 2041, 5.21%	75.0	75.0
Due fiscal year 2044, 4.22% to 5.00%	175.0	175.0
Due fiscal year 2045, 4.24%	50.0	50.0
Due fiscal year 2046, 3.80%	450.0	450.0
Total Long-Term Debt(a)	$1,146.0	1,146.0
Unamortized discount	(2.9)	(3.0)
Unamortized debt expense	(8.1)	(8.5)
Less—current maturities	50.0	—
Total Long-Term Debt	$1,085.0	1,134.5
Weighted average interest rate(b)	4.89%	4.89%
(a) Includes MTNs and private placement notes. The amount represents face value of long-term debt including current maturities.
(b) Weighted average interest rate is for the long-term debt including current maturities.
As of December 31, 2018 , the principal amounts of long-term debt due in each of the next five calendar years are $50 million, $20 million, and $1,026 million for 2019, 2023 and thereafter, respectively.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table shows long-term debt issuances and retirements for the three months ended December 31, 2018, and fiscal year ended September 30, 2017. There were no issuances or retirements during the fiscal year ended September 30, 2018.

Long-Term Debt Issuances and Retirements
($ In millions)	Principal(a)	Interest Rate(b)	Effective Cost(b)	Nominal Maturity Date
Three Months Ended December 31, 2018
Retirements:
12/05/2018	$50.0	7.46%	7.46%	12/5/2018
Total	$50.0
Year ended September 30, 2017
Issuances:
9/18/2017	$200.0	3.80%		9/15/2046
Total	$200.0
(a)Represents face amount of notes.
(b) Represents the interest rate and effective cost at the trade date of the debt.

NOTE 7. PREFERRED STOCK

Washington Gas has three series of cumulative preferred stock outstanding, and each series is subject to redemption by Washington Gas. All three series have a dividend preference that prohibits Washington Gas from declaring and paying dividends on shares of its common stock unless dividends on all outstanding shares of the preferred stock have been fully paid for all past quarterly dividend periods. In addition, all outstanding shares of preferred stock have a preference as to the amounts that would be distributed in the event of a liquidation or dissolution of Washington Gas. All three series of preferred stock are entitled to one vote per share. The following table presents this information, as well as call prices for each preferred stock series outstanding.

Preferred Stock
Preferred		Liquidation Preference
Series	Shares	Per Share		Call Price
Outstanding	Outstanding	Involuntary	Voluntary	Per Share
$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102
On December 17, 2018, Washington Gas terminated the registration of its preferred stock with the SEC; however, the preferred stock remains outstanding.
NOTE 8. INCOME TAXES

Through July 6th and prior to the Merger with AltaGas, WGL and its wholly owned subsidiaries filed a consolidated federal income tax return and various state income tax returns where they had a business presence. We are no longer subject to income tax examinations by the Internal Revenue Service (IRS) for years ended September 30, 2013 and prior. Substantially all state income tax years in major jurisdictions are closed for years ended prior to September 30, 2015. Through July 6, 2018, WGL and each of its subsidiaries participated in a tax sharing agreement that establishes the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax is apportioned among the subsidiaries on the separate return method and losses are allocated to the subsidiaries that have taxable income pro-rata basis. Washington Gas paid $8.3 million to WGL's other subsidiaries for the three months ended December 31, 2018. For the fiscal year ended September

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

30, 2018, Washington Gas received $2.9 million from WGL's subsidiaries with taxable income for the utilization of Washington Gas' net operating loss pursuant to the tax sharing agreement.
Effective with the Merger and beginning July 7, 2018, our tax year end changed to December 31 and Washington Gas will be included with AltaGas’ wholly owned US subsidiaries’ consolidated income tax return with AltaGas Services (U.S.), (ASUS) being the parent company of the consolidated group. Accordingly, Washington Gas will file a final return as part of the WGL 's consolidated income tax return for the short tax year from October 1, 2017 to July 6, 2018. WGL and its wholly owned subsidiaries will be included in the AltaGas' consolidated income tax returns beginning with the period from July 7, 2018 to December 31, 2018. We have established a new tax sharing policy with ASUS. The tax sharing policy provides allocation of consolidated tax liabilities and benefits based on amounts participants would incur as standalone corporations. Income taxes recorded for the period October 1, 2017 through July 6, 2018 are based on amounts we would incur as standalone corporations. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
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
The most significant change that impacts the Registrants’ financial statements is the reduction of the corporate federal income tax rate from 35% to 21% beginning January 1, 2018. The Tax Act also made regulated public utilities ineligible for bonus depreciation. The IRS issued proposed transition rules for property acquired and placed into service after September 27, 2017. The TCJA repeals 50% bonus depreciation for all taxpayers and provides 100% expensing for assets for non-utility companies both acquired and placed-in-service after September 27, 2017. On August 8, 2018, the IRS issued proposed additional transition regulations allowing regulated utility companies to claim bonus depreciation for assets placed in service for the first year of implementation of The Act. For regulated utility companies, projects that were greater than 10% complete at September 27, 2017, are eligible for 50% bonus depreciation when placed into service. Assets less than 10% complete prior to September 27, 2017 and placed in service after September 27, 2017 are eligible for 100% bonus depreciation through the merger date of July 6, 2018. Projects that were greater than 10% complete at September 27, 2017 and placed in service after July 6, 2018 through December 31, 2018 are eligible for 40% bonus depreciation. We have recorded an amount consistent with our interpretation of the transition rule and the proposed depreciation regulation through December 31, 2018.
Washington Gas has completed its assessment of the accounting for applicable effects of the Tax Act as allowed under SEC Staff Accounting Bulletin 118 (SAB 118), and has recorded applicable income tax amounts as of December 31, 2018.
Items for which the accounting is complete by December 31, 2018, however may be subject to adjustment pursuant to Technical Corrections of The Act:
Bonus depreciation: Under the Tax Act, regulated public utility property is ineligible for bonus depreciation and is depreciated under MACRS while non-utility property is eligible for 100% bonus depreciation. In accordance with the August 8, 2018 proposed depreciation regulations and the transitional rule above, an amount of $86.2 million of additional depreciation deduction for the short period ended July 6, 2018 has been recorded in fiscal year ended September 30, 2018. We have recognized an additional $17.4 million of bonus eligible assets for the three months ended December 31, 2018.
Decrease in regulated revenues: In January 2018, Washington Gas filed applications for approval to reduce the distribution rates it charges customers in Maryland, Virginia and the District of Columbia to reflect the impact of the Tax Act. These applications proposed to reduce rates in these jurisdictions by a combined amount of $41.2 million annually, until base rates are reestablished in a general rate case. As described further below, the portion of this reduction in regulated revenues represented

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

by the re-measurement of deferred tax assets and liabilities was recorded as a net regulatory liability under ASC 980, Regulated Operations. The net regulatory liability recorded is the amount we consider probable of regulatory treatment and will be refunded to customers in future periods. In addition, a portion of this reduction in regulated revenues relates to the federal tax expense at the new federal rate of 21% included in current base rates, effective January 1, 2018. Through the fiscal year ended September 30, 2018, revenues have been lowered by $27.5 million to reflect the regulatory impact of the Tax Act. For the three months ended December 31, 2018, the revenues have been lowered by an additional $13.7 million.
Uncertain tax position: The re-measurement of Washington Gas’ uncertain tax position related to temporary difference associated with repairs expense was a decrease in the amount of $14.8 million. Generally, a reserve for uncertain tax benefits related to prior years would not be re-measured if the tax exposure related to prior years where the federal income tax rate was 35%. However, Washington Gas' reserve for uncertain tax benefits relates solely to repair deductions for which the tax consequence of any disallowed deductions related to these temporary differences is expected to be prospective only. For the three months ended December 31, 2018 there was no additional impact recognized associated with re-measurement.
Re-measurement of deferred tax assets and liabilities: Under ASC 740, the tax rate used to measure deferred tax assets and liabilities are the tax rates expected to be in place when the liability is expected to be ultimately settled or the asset recovered. We re-measured deferred tax balances as of September 30, 2017. The re-measurement of our deferred tax assets and liabilities includes the impact on our cumulative prior year deferred tax asset net operating loss (DTA NOL), investment tax credit and related attributes and deferred taxes associated with our benefit plans.
Through September 30, 2018, the effect of the re-measurement at a federal tax rate of 21% resulted in a net decrease in deferred tax liabilities in the amount of $421.7 million, including net tax gross-up, primarily related to the impact on plant-related deferred tax liabilities. The re-measurement of deferred tax assets not associated with rate-making are recorded as income tax expense of $7.0 million.
Under ASC 980, we recorded a regulatory liability for excess deferred income taxes of $431.0 million including tax gross-up for the fiscal year ended September 30, 2018. Included in this amount. we recorded a decrease for flow-through depreciation related items and an increase for the re-measurement of non-plant excess deferred taxes (including the net operating loss carryforward deferred tax asset). These adjustments both included the appropriate tax gross-up.
For the three months ended December 31, 2018, the final re-measurement implementation resulted in a net increase in deferred tax liabilities in the amount of $5.9 million, including net tax gross-up, and an increase to income tax expense of $1.2 million.
For the three months ended December 31, 2018, under ASC 980, we reduced the net regulatory liability for excess deferred income taxes of $6.1 million including tax gross-up.
For the twelve months ended September 30, 2018, the Company had cumulative taxable losses, and as a result, the Company has recorded its deferred tax liabilities at a federal rate of 21% because all amounts will reverse in future years when the rate is expected to be 21%.
For the three months ended December 31, 2018, the re-measurement of all deferred tax assets and liabilities have been completed, including the re-measurement of the net operating loss.
Accounting for the NOL DTA associated with the prior year return to provision true-up adjustments. Following the filing of our 2017 Federal income tax return, we recorded certain adjustments in the fourth quarter of 2018 to adjust our estimated taxes to the amounts included in the return. During the three months ended December 31, 2018, we have recorded the impacts of temporary differences on our deferred income tax balances resulting from these return to provision adjustments and have fully analyzed the impacts to the associated DTA - NOL and tax sharing.
Components of Income Tax Expense or Benefit
The following tables provide the components of income tax expenses for the three months ended December 31, 2018 and for fiscal years ended September 30, 2018, 2017 and 2016.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Components of Income Tax Expense (Benefit)
	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2018	2018	2017	2016
INCOME TAX EXPENSE
Current:
Federal	$—	$—	$1,722	$(48,064)
State	—	1,274	1,283	(2,957)
Total current	—	1,274	3,005	(51,021)
Deferred:
Federal
Accelerated depreciation	6,494	(27,846)	83,009	93,385
Other	2,537	(8,485)	(18,419)	13,826
State
Accelerated depreciation	2,416	12,533	15,033	13,081
Other	(3,435)	(2,637)	(2,037)	3,190
Total deferred(a)	8,012	(26,435)	77,586	123,482
Amortization of investment tax credits	(165)	(702)	(751)	(795)
Total income tax expense (benefit)	$7,847	$(25,863)	$79,840	$71,666
(a) Includes tax expense of $1.2 million and $7.0 million related to re-measurement of deferred income taxes for the three months ended December 31, 2018 and the fiscal year ended September 30, 2018, respectively.

Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Three Months Ended December 31,		Fiscal Years Ended September 30,
($ In thousands)	2018		2018		2017		2016
Income taxes at statutory federal income tax rate(a)	$11,974	21.00%	$(11,026)	21.00%	$74,071	35.00%	$64,673	35.00%
Increase (decrease) in income taxes resulting from:		—
Plant basis differences	(4,261)	(7.47)	1,079	(2.06)	2,213	1.05	2,445	1.32
Allowance for funds used during construction	(520)	(0.91)	(70)	0.13	(291)	(0.14)	(509)	(0.28)
Amortization of investment tax credits	(165)	(0.29)	(703)	1.34	(751)	(0.35)	(795)	(0.43)
Amortization of excess deferred taxes	(2,431)	(4.26)	(9,798)	18.66	(196)	(0.09)	—	—
Cost of removal	(28)	(0.05)	(1,561)	2.97	(2,944)	(1.39)	(3,722)	(2.01)
State income taxes-net of federal benefit	2,737	4.80	(2,659)	5.06	9,482	4.48	8,310	4.50
Consolidated tax sharing allocation	—	—	—	—	—	—	1,073	0.58
Re-measurement	1,243	2.18	7,031	(13.39)	—	—	—	—
ASU 2016-09 adoption	—	—	(3,223)	6.14	—	—	—	—
Return to provision adjustment	—	—	(4,669)	8.89	(4,859)	(2.30)	(1,353)	(0.73)
Other items-net	(702)	(1.23)	(264)	0.50	3,115	1.47	1,544	0.84
Total income tax expense (benefit) and effective tax rate	$7,847	13.77%	$(25,863)	49.24%	$79,840	37.73%	$71,666	38.79%
(a)As a result of the merger with AltaGas, Washington Gas is subject to two separate short periods and accompanying returns. The first period through July 6, 2018 is subjected to a higher, blended federal statutory rate. Due to the net operating loss for federal tax purposes through September 30, 2018, all the year activity is ultimately taxed at 21%. As such, for presentational purposes, we applied a 21% rate to the entire fiscal year 2018 activity.

Components of accumulated deferred income tax assets and liabilities
The following table provides the components of accumulated deferred income tax assets (liabilities) for Washington Gas at December 31, 2018, September 30, 2018 and September 30, 2017.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Components of Accumulated Deferred Income Tax Assets (Liabilities)
(In thousands)	December 31, 2018	September 30, 2018	September 30, 2017
Deferred income tax assets:
Pensions	$25,629	$43,071	$41,907
Uncollectible accounts	1,680	1,131	7,815
Inventory overheads	4,088	4,090	6,617
Employee compensation and benefits	40,960	51,006	47,479
Derivatives	8,737	7,435	11,187
Income taxes recoverable through future rates	96,256	121,357	—
Deferred gas costs	—	—	1,485
Net operating loss	84,674	90,943	—
Total assets	262,024	319,033	116,490
Deferred income tax liabilities:
Other post-retirement benefits	63,540	106,289	89,494
Accelerated depreciation and other plant related items	636,196	615,499	876,235
Losses/gains on reacquired debt	571	581	1,047
Income taxes recoverable through future rates	—	—	33,324
Deferred gas costs	14,928	3,041	—
Other	1,037	3,430	4,775
Total liabilities	716,272	728,840	1,004,875
Net accumulated deferred income tax assets (liabilities)	(454,248)	$(409,807)	$(888,385)
The Company’s net operating losses generated through July 6, 2018 have expiration dates beginning in 2036. The Company’s investment tax credit carry forwards expire over various years beginning 2032.
Tabular Reconciliation of Unrecognized Tax Benefits
The following table summarizes the change in unrecognized tax benefits during the three months ended December 31, 2018, and the fiscal years of 2018, 2017, 2016, and our total unrecognized tax benefits at December 31, 2018 under the provisions of ASC Topic 740, Income Taxes:

Unrecognized Tax Benefits For Fiscal Year Ended September 30,
	Three Months Ended December 31,	Fiscal Year Ended September 30
(In thousands)	2018	2018	2017	2016
Total unrecognized tax benefits at beginning of the period	$43,567	$48,009	$42,283	$38,627
Increases in tax positions relating to current period	2,574	10,947	10,766	10,645
Decreases in tax positions relating to prior periods	(10,235)	(15,389)	(5,040)	(6,989)
Total unrecognized tax benefits at end of the period	$35,906	$43,567	$48,009	$42,283
During the three months ended December 31, 2018 and the fiscal year ended September 30, 2018, the unrecognized tax benefits for Washington Gas decreased by approximately $7.7 million and $4.4 million, respectively, relating to uncertain tax positions, primarily due to the change in tax accounting for repairs and closed periods. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, if the IRS were to finalize and issue its proposed revenue procedure for gas distribution repair deductions.
Amounts of Interest and Penalties Recognized
Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

months ended December 31, 2018 and the fiscal years ended September 30, 2018, 2017, and 2016, there was no accrued interest expense or penalties associated with uncertain tax positions.
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
Several executive officers of Washington Gas also participate in a defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a defined contribution SERP (DC SERP). In addition, effective January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees. There are rabbi trusts associated with the DB SERP and DB restoration plans that were funded pursuant to the Merger Agreement. The rabbi trusts can be used to make payments to the participants or the payments can be made from operating funds. At December 31, 2018, the rabbi trust balance associated with these two plans was $60.8 million. $20.2 million was recorded in “Current Assets-Other” and $40.6 million was recorded in “Deferred Charges and Other Assets - Other”, along with other rabbi trust balances. Washington Gas accounts for the qualified pension plan, DB SERP and DB restoration plans under the provisions of ASC Topic 715, Compensation-Retirement Benefits.
Washington Gas offers defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We make matching contributions to the amounts contributed $1.1 million, $5.0 million, $4.6 million and $4.4 million during the three months ended December 31, 2018 and fiscal years ended September 30, 2018, 2017 and 2016, respectively. All employees not earning benefits in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plan were $0.7 million, $2.7 million, $2.2 million and $1.9 million during the three months ended December 31, 2018 and fiscal years ended September 30, 2018, 2017 and 2016, respectively.
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
Obligations and Assets

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas uses a measurement date of December 31, 2018 for its pension and retiree health care and life insurance benefits plans upon the changing of fiscal years. Previously, Washington Gas used a measurement date of September 30. The following table provides certain information about Washington Gas’ post-retirement benefits:

Post-Retirement Benefits
	Pension Benefits(a)			Health and Life Benefits
	Three Months Ended December 31,	Fiscal Year Ended September 30,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In millions)	2018	2018	2017	2018	2018	2017
Change in projected benefit obligation(b)
Benefit obligation at beginning of period	$989.8	$1,047.5	$1,069.3	$283.3	$309.0	$324.3
Service cost	3.0	14.9	16.5	1.3	5.3	5.8
Interest cost	10.6	39.6	38.4	3.0	11.7	11.7
Change in plan benefits	0.2	—	—	—	—	1.1
Actuarial loss (gain)	(17.3)	(65.2)	(28.2)	(6.2)	(28.7)	(18.9)
Retiree contributions and rebates	—	—	—	0.9	1.9	1.8
Benefits paid	(14.5)	(47.0)	(48.5)	(4.4)	(15.9)	(16.8)
Projected benefit obligation at end of period(b)	$971.8	$989.8	$1,047.5	$277.9	$283.3	$309.0
Change in plan assets
Fair value of plan assets at beginning of period	$863.9	$872.5	$850.0	$569.3	$540.5	$505.0
Actual return on plan assets	(42.3)	38.8	68.6	(32.0)	43.0	48.1
Company contributions	0.4	1.8	4.4	1.3	5.0	8.2
Retiree contributions and rebates	—	—	—	0.9	1.9	1.8
Expenses	(0.5)	(2.2)	(2.0)	(6.3)	(5.2)	(5.8)
Benefits paid	(14.5)	(47.0)	(48.5)	(4.4)	(15.9)	(16.8)
Fair value of plan assets at end of period	$807.0	$863.9	$872.5	$528.8	$569.3	$540.5
Funded status at end of period	$(164.8)	$(125.9)	$(175.0)	$250.9	$286.0	$231.5
Allocation to affiliates	$(1.6)	$(1.3)	$(1.7)	$1.4	$1.7	$1.2
Adjusted funded status at end of period	(163.2)	(124.6)	(173.3)	249.5	284.3	230.3
Total amounts recognized on balance sheet
Non-current asset	$—	$—	$—	$249.5	$284.3	$230.3
Current liability	(20.2)	(20.2)	(6.5)	—	—	—
Non-current liability	(143.0)	(104.4)	(166.8)	—	—	—
Total recognized	$(163.2)	$(124.6)	$(173.3)	$249.5	$284.3	$230.3
(a)The DB SERP and DB Restoration, included in pension benefits in the table above, does not include the amounts funded in rabbi trust.
(b)For the Health and Life Benefits, the change in projected benefit obligation represents the accumulated benefit obligation.
The following table provides the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the qualified pension plan, DB SERP and DB Restoration at December 31, 2018, September 30, 2018 and September 30, 2017.

Projected and accumulated benefit obligation
	Qualified Pension Plan			DB SERP			DB Restoration
	December 31,	September 30,		December 31,	September 30,		December 31,	September 30,
(In millions)	2018	2018	2017	2018	2018	2017	2018	2018	2017
Projected benefit obligation	$906.2	$923.6	$983.1	$61.5	$62.2	$60.2	$4.1	$4.0	$4.2
Accumulated benefit obligation	$847.1	$859.1	$905.8	$59.8	$60.7	$57.5	$3.2	$3.0	$3.0
Amounts Recognized in Regulatory Assets/Liabilities and Accumulated Other Comprehensive Income

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss/(income) at December 31, 2018, September 30, 2018 and September 30, 2017:

Unrecognized Costs/Income Recorded on the Balance Sheet
	Pension Benefits			Health and Life Benefits
	December 31,	September 30,		December 31,	September 30,
(In millions)	2018	2018	2017	2018	2018	2017
Actuarial net loss (gain)	$96.1	$61.0	$136.1	$(26.0)	$(64.5)	$(21.8)
Prior service cost (credit)	1.0	0.9	1.2	(102.8)	(107.2)	(124.9)
Total(a)	$97.1	$61.9	$137.3	$(128.8)	$(171.7)	$(146.7)
Regulatory asset (liability)(b)	$80.8	$47.9	$118.8	$(121.1)	$(159.4)	$(136.4)
Pre-tax accumulated other comprehensive loss (income)(c)	15.9	13.7	17.7	(6.9)	(11.2)	(9.5)
Total	$96.7	$61.6	$136.5	$(128.0)	$(170.6)	$(145.9)
(a)Pension benefits include amounts allocated to affiliates of $0.4 million, $0.3 million and $0.8 million at December 31, 2018, September 30, 2018 and 2017, respectively; Health and Life Benefits includes amounts allocated to affiliates of $0.8 million, $1.1 million, and $0.8 million at December 31, 2018, September 30, 2018 and 2017, respectively.
(b)The regulatory liability recorded on our balance sheet at September 30, 2018 and September 30, 2017 is net of a deferred income tax benefit of $0.2 million and $2.2 million, respectively. There is no deferred income tax benefit at December 31, 2018.
(c)The total amount of accumulated other comprehensive loss recorded on our balance sheets at December 31, 2018, September 30, 2018 and September 30, 2017 is net of an income tax benefit of $2.4 million, $0.7 million and $3.6 million, respectively.
The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost before allocations to affiliates and capital during the three months ending December 31, 2018 and the fiscal year ended September 30, 2018.

Amounts Recognized During the Three Months Ended December 31, 2018
	Regulatory assets/liabilities		Accumulated other comprehensive income (loss)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$1.0	$—	$0.4	$—
Prior service cost (credit)	0.1	(4.1)	—	(0.3)
Total	$1.1	$(4.1)	$0.4	$(0.3)
The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost before allocations to affiliates and capital during 2019.

Amounts to be Recognized During Calendar Year 2019
	Regulatory assets/liabilities		Accumulated other comprehensive loss
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$3.4	$—	$1.7	$—
Prior service cost (credit)	0.1	(15.0)	0.2	(0.8)
Total	$3.5	$(15.0)	$1.9	$(0.8)
Washington Gas also expects a partial settlement of the DB SERP to occur in first quarter of 2019, which will result in an estimated $4.1 million loss.
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
Net Periodic Benefit Cost

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The components of the net periodic benefit costs (income) for three months ended December 31, 2018, and the years ended September 30, 2018, 2017 and 2016 related to pension and other post-retirement benefits were as follows:

Components of Net Periodic Benefit Costs (Income)
	Pension Benefits				Health and Life Benefits
	Three months ended December 31,	Year Ended September 30,			Three months ended December 31,	Year Ended September 30,
(In millions)	2018	2018	2017	2016	2018	2018	2017	2016
Service cost	$3.0	$14.9	$16.5	$14.2	$1.3	$5.3	$5.8	$4.6
Interest cost	10.6	39.6	38.4	41.3	3.0	11.7	11.7	13.1
Expected return on plan assets	(10.9)	(42.3)	(41.0)	(40.9)	(6.1)	(23.7)	(22.1)	(20.4)
Recognized prior service cost (credit)	0.1	0.3	0.3	0.3	(4.4)	(17.6)	(17.7)	(17.7)
Recognized actuarial loss	1.4	15.6	22.0	16.9	—	—	1.9	1.2
Net periodic benefit cost (income)	4.2	28.1	36.2	31.8	(6.2)	(24.3)	(20.4)	(19.2)
Allocation to affiliates	(0.4)	(4.2)	(2.9)	(1.9)	0.8	3.1	1.4	1.1
Adjusted net periodic benefit cost (income)	3.8	23.9	33.3	29.9	(5.4)	(21.2)	(19.0)	(18.1)
Amount allocated to construction projects(a)	(0.6)	(4.7)	(6.4)	(5.6)	(0.2)	4.0	4.6	4.1
Amount deferred as regulatory asset (liability)-net allocations	1.5	5.9	6.9	7.1	—	—	—	(0.2)
Amount charged (credited) to expense	$4.7	$25.1	$33.8	$31.4	$(5.6)	$(17.2)	$(14.4)	$(14.2)
(a)On October 1, 2018, Washington Gas prospectively adopted ASU 2017-07. As a result, only the service cost component of net periodic benefit costs (income) is eligible for capitalization.
Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019.
On October 1, 2018, Washington Gas adopted ASU 2017-07. This standard requires entities to report the service cost component in the same financial statement line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented separately from service cost and outside of operating income. Washington Gas includes the other components in "Other Income (expense)-net" on the three months ended December 31, 2018 Statement of Income. In addition, only the service cost component of net benefit cost is eligible for capitalization. Changes to the presentation of service costs and other components of net benefit cost were applied retrospectively. As a result of the retrospective adoption, we reclassified $11.3 million, $3.9 million and $3.6 million, respectively, of net periodic benefit income from "Operation and maintenance" expense to "Other income (expense)-net" on the September 30, 2018, 2017 and 2016 Statement of Income. Changes in capitalization practices were implemented prospectively.
Assumptions
The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions
	Pension Benefits				Health and Life Benefits
	Three months ended December 31,	Fiscal Year ended September 30,			Three months ended December 31,	Fiscal Year ended September 30,
	2018	2018	2017	2016	2018	2018	2017	2016
Discount rate(a)	4.30%-4.40%	4.30%-4.40%	3.60%-3.90%	3.40%-3.70%	4.40%	4.40%	3.90%	3.70%
Rate of compensation increase	3.50%-4.10%	3.50%-4.10%	3.50%-4.10%	3.50%-4.10%	4.10%	4.10%	4.10%	4.10%
(a)The increase in the discount rate in the three months ended December 31, 2018 and fiscal year 2018 compared to prior years primarily reflects the increase in long-term interest rates.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Net Periodic Benefit Cost Assumptions
		Pension Benefits			Health and Life Benefits
	Three months ended December 31,	Year ended September 30,			Three months ended December 31,	Year ended September 30,
	2018	2018	2017	2016	2018	2018	2017	2016
Discount rate(a)	4.30%-4.40%	3.60%-3.90%	3.40%-3.70%	4.10%-4.50%	4.40%	3.90%	3.70%	4.50%
Expected long-term return on plan assets(b)	5.75%	5.75%	5.75%	6.00%	5.25%	5.50%	5.50%	5.75%
Rate of compensation increase(c)	3.50%-4.10%	3.50%-4.10%	3.50%-4.10%	3.50%-4.10%	4.10%	4.10%	4.10%	4.10%
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
Mortality Assumptions
On October 27, 2014, the SOA published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. The SOA also issued updated improvement scales each year thereafter, of which the latest is MP-2018. The RP-2014 mortality table and MP-2018 improvement scale were used to determine the benefit obligation as of December 31, 2018. The benefit obligations as of September 30, 2018 and 2017 were determined using the RP-2014 mortality tables and a modified improvement scale. We modified the MP-2014 improvement scale to (a) adjust the ultimate long-term rate of mortality improvement from 1.00% to 0.75% per annum up to age 85 trending down to 0% between age 85 and age 115; and (b) shorten the convergence period from short term to ultimate rates of improvement from the 20-year period to a 15-year period.
Healthcare cost trend
Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation as of December 31, 2018, for non-Medicare eligible retirees, to be 6.5% for calendar year 2019. Washington Gas expects the trend rate to decrease to 2.1% in calendar year 2020 and remain at that level thereafter.

Healthcare Trend
(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$0.2	$(0.1)
Increase (decrease) post-retirement benefit obligation	$5.2	$(4.6)
For Medicare eligible retirees age 65 and older that will receive a subsidy each year as a benefit from the HRA plan, Washington Gas assumed no increase to the annual subsidy in calendar years 2018 and 2019 and a 3.0% increase thereafter in order to approximate possible future increases to the stipend. While the plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually.
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
Notes to Financial Statements

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
In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. Target qualified pension plan trust asset allocations are 32% U.S. Equities, 8% International Equities, 5% Real Estate and 55% Fixed Income. Target asset class allocations for the union-eligible and management trusts were modified during August 2018. At December 31, 2018, target union-eligible trust asset class allocations are 40% U.S. Large-Cap Equities and 60% Fixed Income and target management trust asset class allocations are 50% U.S. Large-Cap Equities and 50% Fixed Income. Actual asset balances are reviewed monthly and allowed to range within plus or minus 5% or less of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.
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
Commingled funds are employed in the management of qualified pension plan, management trust, and union-eligible trust assets. In addition, a publicly offerable mutual fund and separately managed portfolios are employed in the management of a qualified pension plan trust. The management trust also utilizes a separately managed portfolio.
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
The following tables present the fair value of the pension plan assets and health and life insurance plan assets by asset category as of December 31, 2018, September 30, 2018 and September 30, 2017.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At December 31, 2018
Cash and cash equivalents	$0.7	$—	$—	$0.7	0.1%
Equity securities
Preferred Securities	—	1.9	—	1.9	0.2
Fixed income securities
U.S. Treasuries	—	133.2	—	133.2	16.5
U.S. Corporate Debt	—	216.4	—	216.4	26.8
U.S. Agency Obligations and Government Sponsored Entities	—	27.5	—	27.5	3.4
Asset-Backed Securities	—	0.5	—	0.5	0.1
Municipalities	—	8.3	—	8.3	1.0
Non-U.S. Corporate Debt	—	46.7	—	46.7	5.8
Other(a)	—	4.9	—	4.9	0.6
Mutual Funds(b)	36.4	—	—	36.4	4.5
Derivatives(c)	—	6.8	—	6.8	0.8
Total investments in the fair value hierarchy	$37.1	$446.2	$—	$483.3	59.8%
Investments measured at net asset value using the NAV practical expedient(d)
Commingled Funds and Pooled Separate Accounts(e)				289.6	35.9%
Private Equity/Limited Partnership(f)				35.3	4.4%
Total fair value of plan investments				808.2	100.1%
Net receivable (payable)(g)				(1.2)	(0.1)
Total plan assets at fair value (h)				$807.0	100.0%

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2018
Cash and cash equivalents	$2.2	$—	$—	$2.2	0.3%
Equity securities
Preferred Securities	—	2.1	—	2.1	0.2
Fixed income securities
U.S. Treasuries	—	127.6	—	127.6	14.8
U.S. Corporate Debt	—	227.8	—	227.8	26.4
U.S. Agency Obligations and Government Sponsored Entities	—	28.3	—	28.3	3.3
Asset-Backed Securities	—	0.5	—	0.5	0.1
Municipalities	—	8.3	—	8.3	1.0
Non-U.S. Corporate Debt	—	47.1	—	47.1	5.5
Other(a)	—	5.2	—	5.2	0.6
Mutual Funds(b)	42.4	—	—	42.4	4.9
Derivatives(c)	—	1.1	—	1.1	0.1
Total investments in the fair value hierarchy	$44.6	$448.0	$—	$492.6	57.2%
Investments measured at net asset value using the NAV practical expedient(d)
Commingled Funds and Pooled Separate Accounts(e)				329.3	38.0%
Private Equity/Limited Partnership(f)				39.1	4.5%
Total fair value of plan investments				861.0	99.7%
Net receivable(g)				2.9	0.3
Total plan assets at fair value (i)				$863.9	100.0%

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Pension Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2017
Cash and cash equivalents	$0.7	$—	$—	$0.7	0.1%
Equity securities
Preferred Securities	—	0.6	—	0.6	0.1
Fixed income securities
U.S. Treasuries	—	140.9	—	140.9	16.2
U.S. Corporate Debt	—	232.3	—	232.3	26.6
U.S. Agency Obligations and Government Sponsored Entities	—	20.0	—	20.0	2.3
Asset-Backed Securities	—	2.0	—	2.0	0.2
Municipalities	—	14.9	—	14.9	1.7
Non-U.S. Corporate Debt	—	48.1	—	48.1	5.5
Repurchase Agreement(i)		3.7		3.7	0.4
Other(a)	—	6.7	—	6.7	0.8
Mutual Funds(b)	41.4	—	—	41.4	4.7
Derivatives(c)	—	1.9	—	1.9	0.2
Total investments in the fair value hierarchy	$42.1	$471.1	$—	$513.2	58.8%
Investments measured at net asset value using the NAV practical expedient(d)
Commingled Funds and Pooled Separate Accounts(e)				$324.4	37.2%
Private Equity/Limited Partnership(f)				$37.6	4.3%
Total fair value of plan investments				875.2	100.3%
Net payable(g)				(2.7)	(0.3)
Total plan assets at fair value				$872.5	100.0%
(a) This category primarily includes non-U.S. government bonds as of December 31, 2018 and September 30, 2018 and 2017.
(b) At December 31, 2018 and September 30, 2018 and 2017, the investment in a mutual fund consisted primarily of common stock of non-U.S. based companies.
(c)At December 31, 2018 and September 30, 2018 and 2017, this category included a combination of long-term U.S. Treasury interest rate future contracts, currency forwards, currency option interest rate swaps, and put and call options on both interest rate swaps and credit default swap index products.
(d) In accordance with ASC Topic 820, these investments are measured at fair value using NAV per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(e) As of December 31, 2018 investments in commingled funds and a pooled separate account consisted of approximately 89% common stock U.S companies; 9% income producing properties located in the United States; and 1% short-term money market investments. As of September 30, 2018 and 2017, investments in commingled funds and a pooled separate account consisted of approximately 90% common stock U.S companies; 8% income producing properties located in the United States; and 2% short-term money market investments.
(f)At December 31, 2018 and September 30, 2018 and 2017, investments in a private equity/limited partnership consisted of common stock of international companies.
(g) At December 31, 2018 and September 30, 2018 and 2017, this net payable primarily represents pending trades for investments purchased net of pending trades for investments sold and interest receivable.
(h) This table does not include rabbi trust investments located in "Current Assets-Other" and "Deferred Charges and Other Assets-Other" on our balance sheets. Refer to Note 14— Fair Value Measurements for fair value of rabbi trust investments.
(i) This category includes Treasury Bills with a pre-commitment from the counterparty to repurchase the same securities on the next business day at an agreed-upon price.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Healthcare and Life Insurance Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At December 31, 2018
Cash and Cash Equivalents	$3.2	$—	$—	$3.2	0.6%
Fixed Income Securities
U.S Agency Obligations	—	1.9	—	1.9	0.4
U.S. Treasuries	—	51.2	—	51.2	9.7
U.S. Corporate Debt	—	51.6	—	51.6	9.8
Municipalities	—	4.5	—	4.5	0.8
Non-U.S. Corporate Debt	—	8.5	—	8.5	1.6
Other(a)	—	3.3	—	3.3	0.6
Total investments in the fair value hierarchy	$3.2	$121.0	$—	$124.2	23.5%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)				403.3	76.3%
Total fair value of plan investments				527.5	99.8%
Net receivable(d)				1.3	0.2
Total plan assets at fair value				$528.8	100.0%

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Healthcare and Life Insurance Plan Assets
					% of
($ In millions)	Level 1	Level 2	Level 3	Total	Total
At September 30, 2018
Cash and Cash Equivalents	$2.9	$—	$—	$2.9	0.5%
Fixed Income Securities
U.S Agency Obligations	—	1.9	—	1.9	0.3
U.S. Treasuries	—	50.1	—	50.1	8.8
U.S. Corporate Debt	—	55.0	—	55.0	9.7
Municipalities	—	4.7	—	4.7	0.8
Non-U.S. Corporate Debt	—	9.1	—	9.1	1.6
Other(a)	—	3.4	—	3.4	0.6
Total investments in the fair value hierarchy	$2.9	$124.2	$—	$127.1	22.3%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)				441.6	77.6%
Total fair value of plan investments				568.7	99.9%
Net receivable(d)				0.6	0.1
Total plan assets at fair value				$569.3	100.0%

At September 30, 2017
Cash and Cash Equivalents	$2.6	$—	$—	$2.6	0.5%
Fixed Income Securities
U.S Agency Obligations	—	1.7	—	1.7	0.3
U.S. Treasuries	—	36.0	—	36.0	6.7
U.S. Corporate Debt	—	41.9	—	41.9	7.8
Municipalities	—	3.6	—	3.6	0.7
Non-U.S. Corporate Debt	—	7.2	—	7.2	1.3
Other(a)	—	2.8	—	2.8	0.5
Total investments in the fair value hierarchy	$2.6	$93.2	$—	$95.8	17.8%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)				444.0	82.1%
Total fair value of plan investments				539.8	99.9%
Net receivable(d)				0.7	0.1
Total plan assets at fair value				$540.5	100.0%
(a) At December 31, 2018 and September 30, 2018 and 2017, this category consisted primarily of non-U.S. government bonds.
(b) In accordance with ASC Topic 820, these investments are measured at fair value using Net Asset Value (NAV) per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(c) At December 31, 2018, investments held by commingled funds in which the plan invests consisted of 54% of common stock of large-cap U.S. companies, 20% of US Govt fixed income securities and 26% corporate bonds. At September 30, 2018, investments held by commingled funds in which the plan invests consisted primarily of 58% of common stock of large-cap U.S. companies, 17% of U.S. Government fixed income securities and 25% of corporate bonds. At September 30, 2017, investments held by commingled funds in which the plan invests consisted primarily of 67% of common stock of large-cap U.S. companies,13% of U.S. Government fixed income securities and 20% of corporate bonds.
(d) At December 31,2018 and September 30, 2018 and 2017, this net receivable primarily represents pending trades for investments sold and interest receivable net of pending trades for investments purchased.
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
Notes to Financial Statements

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
During the three months ended December 31, 2018, Washington Gas did not contribute to its qualified pension but did contribute $0.5 million to its DB SERP plan. During calendar year 2019, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to contribute $20.2 million to its DB SERP, which is expected to be funded by the rabbi trust. During the three months ended December 31, 2018, Washington Gas contributed $1.3 million to its health and life insurance benefit plans. Washington Gas does not expect to make a contribution to its health and life insurance benefit plans during calendar year 2019.
Expected Benefit Payments
Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten calendar years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2019	$67.5	$16.3
2020	53.4	15.7
2021	54.6	15.8
2022	57.7	15.9
2023	56.1	15.9
2024—2028	291.2	81.1
Regulatory Matters
A significant portion of the estimated pension and post-retirement medical and life insurance benefits apply to our regulated activities. Each regulatory commission having jurisdiction over Washington Gas requires it to fund amounts reflected in rates for post-retirement medical and life insurance benefits into irrevocable trusts.
District of Columbia Jurisdiction
The PSC of DC has approved a level of rates sufficient to recover annual costs associated with the qualified pension and other post-retirement benefits. Expenses of the SERP allocable to the District of Columbia are not recovered through rates. On May 15, 2013, the PSC of DC issued an order providing for recovery of unrecovered costs for pension and other post-retirement benefits as of the effective date of new rates. On March 3, 2017, the Commission issued an order that continued the amortization for prior unrecovered pension and other post-retirement benefits through 2019.
Maryland Jurisdiction
In Washington Gas’ most recent rate case that was finalized in December 2018, the PSC of MD denied recovery through rates of the expenses of the SERP, resulting in a reclassification of $2.9 million from "Regulatory assets" to "Accumulated other comprehensive loss" on the balance sheet. Prior to December 2018, the PSC of MD approved 50% recovery through rates of the SERP expenses. The PSC of MD has approved a level of rates sufficient to recover pension and other post-retirement benefit costs as determined under GAAP.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

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
NOTE 10. STOCK-BASED COMPENSATION

Stock-Based Compensation for Key Employees
We have stock-based awards outstanding in the form of performance units and restricted units. In March 2016, WGL adopted a shareholder-approved Omnibus Plan (2016 Plan) to replace, on a prospective basis, the Omnibus Incentive Plan (2007 Plan). Stock options, stock appreciation rights, restricted stock, deferred stock as a bonus or awards in lieu of obligations, dividend equivalents, other stock-based awards and cash awards may be granted under the 2016 Plan. Effective upon the Merger with AltaGas, WGL no longer has common stock outstanding and no new awards will be issued in WGL stock.
Description of Current Awards
Washington Gas has stock-based awards outstanding in the form of performance units and restricted units. Performance units have a three-year vesting period, are settled in cash and are accounted for as liability awards. Restricted units have annual vesting over the three-year period, are settled in cash and are accounted for as deferred compensation under ASC 710.
Performance Units
Performance units earned pursuant to terms of the grant are paid in cash and are valued at $1.00 per performance unit.
A portion of the performance units vest from zero to 200 percent of the target award based on our return on equity ratio achieved during the performance period, which is a performance condition under ASC Topic 718 (ROE Award). The resulting payout is also adjusted from 80 to 120 percent by a modifier based on AltaGas' total shareholder return relative to a selected peer group of companies (TSR Modifier), which is a market condition under ASC Topic 718.
A portion of the performance units vest from zero to 200 percent of the target award based on our three-year adjusted funds from operation compounded growth during the performance period, which is a performance condition under ASC Topic 718 (AFFO Award). The resulting payout if also adjusted by a TSR Modifier.
Our performance units are accounted for as liability awards under ASC 718 as they only settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. The percentage of the fair value that is accrued as compensation expense at the end of each period equals the percentage of the requisite service that has been rendered at that date. Consequently, fluctuations in earnings may result.
Restricted Units
Restricted units earned pursuant to terms of the grant are paid in cash at the end of each year and are valued at $1.00 per restricted unit.
One third of the restricted units vest at the end of each year in the three-year period if AltaGas pays a dividend during that period.
Our restricted units are accounted for under ASC 710 as they only settle in cash and do not have a market condition; therefore, we measure and record compensation expense for these awards based on the probable payment at the end of each period. The percentage of the probable payment that is accrued as compensation expense at the end of each period equals the percentage of the requisite service that has been rendered at that date.
The following tables summarize information regarding performance unit and restricted unit activity during the three months ended December 31, 2018.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Performance Unit Activity
Three Months Ended December 31, 2018
Number of Units
Non-vested and outstanding, beginning of the quarter	—
Granted	5,934,828
Settled	—
Canceled/forfeited	—
Non-vested and outstanding, end of year	5,934,828

Restricted Unit Activity
Three Months Ended December 31, 2018
Number of Units
Non-vested and outstanding, beginning of the quarter	—
Granted	2,253,585
Settled	—
Canceled/forfeited	—
Non-vested and outstanding, end of year	2,253,585
For the three months ended December 31, 2018, we recognized $0.3 million compensation expense related to the performance units and restricted units. As of December 31, 2018, total unrecognized compensation expense related to the current stock-based awards is $6.5 million, which will be recognized over a period of 2.75 years. As of December 31, 2018, we recorded a deferred liability of $0.7 million related to the grant in “Deferred Credits-other”.
Description of Prior Awards
Prior to the Merger with AltaGas, Washington Gas had stock-based awards outstanding in the form of performance shares and performance units. All stock-based awards outstanding had a three-year vesting period. Performance shares were accounted for as equity awards, and performance units were accounted for as liability awards as they were settled in cash. Both awards were subject to certain market or performance conditions and provided for accelerated vesting upon a change in control of WGL under certain circumstances. Upon the Merger with AltaGas, the awards granted in fiscal years 2017 and 2016 were accelerated and became fully vested. The awards granted in fiscal year 2018 were converted to a fixed cash amount and still require vesting over the three-year period. See the Modification section below for a more detailed discussion of the impact.
For the fiscal year ended September 30, 2018, we recognized $15.8 million compensation expense, of which $7.7 million related to the modification event described below. A $4.9 million income tax benefit was related to the compensation expense.
For the fiscal years ended September 30, 2017 and 2016, we recognized stock-based compensation expense of $12.2 million and $10.1 million, respectively, and related income tax benefits of $6.1 million and $4.5 million, respectively.
Performance Shares
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
For performance shares granted in fiscal year 2018, half of the performance shares were ROE Awards. The remaining half of the performance shares granted in fiscal year 2018 were Dividend Coverage Awards.
We recognized compensation expense related to performance shares over the three-year requisite service period. Compensation expense for performance shares that vest based on the satisfaction of a performance condition was recognized for awards that ultimately vest and was adjusted to the actual outcome of the performance condition. Compensation expense for performance shares that vest based on the satisfaction of a market condition was recognized at the grant date fair value if the requisite service is rendered, but is not adjusted to reflect the ultimate achievement of the market condition. The fair value of

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

each performance share that vests based on the satisfaction of a market condition was estimated using a Monte Carlo simulation model at the grant date.
The total intrinsic value of performance shares vested during the year ended September 30, 2018 and 2017 was $16.7 million and $9.9 million, respectively.
Performance Units
Performance units earned pursuant to terms of the grant were paid in cash and valued at $1.00 per performance unit.
For performance units granted in fiscal years 2017 and 2016, half of the performance units were TSR Awards and half were ROE Awards. All the performance units granted in fiscal year 2018 were ROE Awards.
Our performance units were liability awards as they only settled in cash; therefore, we measured and recorded compensation expense for these awards based on their fair value at the end of each period until their vesting date. The percentage of the fair value that was accrued as compensation expense at the end of each period equaled the percentage of the requisite service that had been rendered at that date. Consequently, fluctuations in earnings could result, that did not occur under the accounting requirements for our performance shares.
The fair value of each performance unit that vests based on the satisfaction of a market condition was estimated using a Monte Carlo simulation model. The fair value of each performance unit that vests based on the satisfaction of a performance condition was $1.00. The amount of total compensation cost to be recognized for these performance units was a function of this fair value and the number of awards vested as a result of the performance condition being met and the requisite service provided.
As of September 30, 2017, we recorded a current and deferred liability of $16.6 million, related to our performance units. The current liability was recorded in "Accounts payable and other accrued liabilities-other" in the amount of $8.5 million at September 30, 2017. The deferred liability was recorded in “Deferred Credits-other” in the amount of $8.1 million, at September 30, 2017. As of September 30, 2018, there was no liability recorded related to our ongoing performance units.
During the fiscal year ended September 30, 2017, we paid $6.7 million in cash to settle performance unit awards. During the fiscal year ended September 30, 2018, we paid an additional $8.5 million in cash to settle performance unit awards that vested before the Merger. There were no such settlements during the three months ended December 31, 2018.
Modification Event
Upon the Merger with AltaGas, the vesting for the stock-based awards granted in fiscal years 2017 and 2016 was accelerated and the awards were paid in cash, with no additional service required. All performance shares were converted into cash at a value of $88.25 per share. All performance units remained at a value of $1.00 per unit. The TSR Awards were paid at the greater of actual total shareholder return performance or the target award value. The ROE Awards and Dividend Coverage Awards were paid at the target award value. Any dividend equivalents for the performance share awards were also paid in cash. During the fiscal year ended September 30, 2018, we paid $30.0 million in cash to settle the fiscal year 2017 and 2016 awards that were accelerated.
The stock-based awards granted in fiscal year 2018 were converted to a fixed cash amount at the target award level, and still require vesting in accordance with the original three-year period, except for certain employees who may have a change in control event and accelerate vesting. All performance shares were converted into cash at a value of $88.25 per share. All performance units remained at a value of $1.00 per unit. These awards will be accounted for under ASC Topic 710 for the remaining service period. For the three months ended December 31, 2018, we recognized compensation expense of $1.0 million for the fiscal year 2018 grant. As of December 31, 2018, the total unrecognized compensation expense related to these awards was $2.7 million, which will be recognized ratably through September 30, 2020, adjusted for forfeitures or accelerated vesting as a result of a change in control event. As of December 31, 2018 and September 30, 2018, we recorded a deferred liability of $3.7 million and $3.1 million, respectively, related to the grant in “Deferred Credits-other” and a current liability of $2.9 million and $2.2 million, respectively, in "Accounts payable and other accrued liabilities-other".
Stock Grants to Directors
Prior to the Merger with AltaGas, non-employee directors received a portion of their annual retainer fee in the form of WGL common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock were available under the plan. Shares granted to directors were approximately 9,000, 10,000 and 13,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. For those years, the weighted average fair value of the stock on the grant dates was $85.84, $76.28, and $62.99, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred (subject to WGL's stock ownership guidelines) and (iii) have voting and dividend rights. For each of the fiscal years ended September 30, 2018, 2017 and 2016, WGL recognized stock-based compensation expense related to stock grants of $0.8 million. No new common stock awards will be granted to directors.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 11. ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long-time frame to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated MGPs. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:

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
At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas reported a liability of $11.3 million, $10.2 million and $7.7 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $29.4 million, $27.3 million and $24.0 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
Washington Gas is currently remediating its East Station property, which is adjacent to the Anacostia River, including ground water pump and treat, tar recovery, soil encapsulation and other treatment. Washington Gas is conducting a remedial investigation and feasibility study under a 2012 consent decree with the District of Columbia and the federal government and additional remediation may be required. In addition, manufactured gas waste was discovered at an adjoining property, a parcel of land adjacent to East Station. Washington Gas has agreed to work with the owners of the adjoining property to perform a site investigation, ground water sampling, and report on the contamination at the site pursuant to oversight by DOEE.
Washington Gas received a letter in February 2016 from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the Anacostia River to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft remedial investigation report issued on March 30, 2018 identifies East Station as one of seventeen potential environmental cleanup sites. We are not able to estimate the total amount of potential damages or timing associated with the District of Columbia's environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount for study costs based on a potential range of estimates.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas reported a regulatory asset of $5.8 million, $5.0 million and $2.5 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.
NOTE 12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
Minimum future rental payments under operating leases over the next five calendar years and thereafter are as follows:

Minimum Payments Under Operating Leases(a)
(In millions)
2019	$3.0
2020	5.7
2021	5.3
2022	5.3
2023	5.4
Thereafter	50.8
Total	$75.5
(a)During the year 2018, we moved our headquarter to the office located at 1000 Maine Ave., S.W. Washington, D.C. The operating lease of the previous office located at 101 Constitution Ave., N.W. Washington, D.C. ended in August 2018.
Rent expense totaled $0.6 million for the three months ended December 31, 2018 and $5.8 million, $5.3 million and $5.4 million in fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Natural Gas Contracts—Minimum Commitments
At December 31, 2018, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from calendar years 2020 to 2044, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2020 to 2027. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory.
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas at prices based on market conditions during the next five calendar years and thereafter.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
2019	$373.1	$459.2
2020	374.1	384.8
2021	366.3	362.0
2022	362.6	353.9
2023	362.1	339.4
Thereafter	1,209.6	2,695.7
Total	$3,047.8	$4,595.0
(a) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through calendar year 2044.
(b) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices at December 31, 2018.
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
Notes to Financial Statements

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
Silver Spring, Maryland Incident
Washington Gas continues to support the investigation by the NTSB into the August 10, 2016 explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland, the cause of which has not been determined.  The NTSB has scheduled a board meeting, open to the public, on April 23, 2019, “to determine the probable cause” of the incident. A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All of these suits seek unspecified damages for personal injury and/or property damage. The one action seeking class action status has been amended to assert property damage and loss of use claims. The trial date for the hearings has been scheduled for December 2, 2019. We maintain excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. We believe that this coverage will be sufficient to cover any significant liability that may result from this incident. Management is unable to determine a range of potential losses that are reasonably possible of occurring and therefore we have not recorded a reserve associated with this incident. Washington Gas was invited by the NTSB to be a party to the investigation and in that capacity, has worked closely with the NTSB to help determine the cause of this incident.
Regulatory Contingencies
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve Washington Gas. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
Application for Approval of Reduction of Distribution Rates
On January 12, 2018, Washington Gas filed applications to reduce customer rates in Maryland, Virginia, and the District of Columbia to reflect the impact of the Tax Act, including both the impact of the re-measurement of deferred tax assets and liabilities and reduction of the federal tax rate to 21%. Washington Gas began tracking the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. In Maryland, the PSC of MD approved the application for an annual reduction in Washington Gas’ distribution rates of $14.8 million, effective for bills rendered on or after February 1, 2018.
In Virginia, the application was dismissed on March 15, 2018 and Washington Gas filed a new general rate case in July 2018 incorporating the effects of the Tax Act. On June 29, 2018, the PSC of DC approved the settlement agreement, reflecting an annual reduction in Washington Gas’ distribution rates of $8.3 million, effective for service rendered on or after July 1, 2018. The settling parties were directed to file a joint proposal, by August 1, 2018, depicting the regulatory liability balance for the period January 1, 2018 through June 30, 2018, which were refunded to customers.
Washington Gas has recorded regulatory liabilities, representing the amounts owed to customers for reduced rates between January 1, 2018 and December 31, 2018 of $19.2 million for Virginia. Please refer to Note 8— Income taxes for more information.
Virginia Jurisdiction
Virginia Rate Case. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the Commission and paid by customers through a monthly rider. Additionally, the requested revenue amount reflects a $16.3 million reduction for lower tax expense due to the implementation of the Tax Act and excludes any costs related to the acquisition of Washington Gas by AltaGas on July 6, 2018. At December 31, 2018, Washington Gas had accrued $19.2 million related to the Tax Act. Refer to Note 8-Income Taxes for a discussion of regulatory liabilities we have established related to tax reform and Note 18-Merger with AltaGas, Ltd. for a discussion of the merger. On August 23, 2018,

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

the Commission issued an Order setting a procedural schedule and appointing a Hearing Examiner. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle.
Financial Guarantees
At December 31, 2018, there were no guarantees to external parties.
MERGER RELATED COMMITMENTS
For a discussion of merger related commitments, refer to Note 18 - Merger with AltaGas Ltd. of the Notes to Financial Statements.

NOTE 13. DERIVATIVES

DERIVATIVE INSTRUMENTS
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended December 31, 2018 was a net gain of $1.1 million including an unrealized loss of $4.2 million. During the fiscal year ended September 30, 2018, we recorded a net gain of $34.3 million including an unrealized gain of $10.4 million. During the fiscal year ended September 30, 2017, we recorded a net gain of $82.9 million including an unrealized gain of $49.3 million. During the fiscal year ended September 30, 2016, we recorded a net gain of $43.8 million including an unrealized gain of $12.0 million.
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
Operations

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

 The following table presents the balance sheet classification for all derivative instruments as of December 31, 2018, September 30, 2018 and September 30, 2017.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
Derivative transactions	Notional Amounts
December 31, 2018	December 31, 2018	September 30, 2018	September 30, 2017
Natural Gas (In millions of therms)
Asset optimization & trading	13,051.0	13,580.0	11,223.0
Other risk-management activities	1,072.0	1,066.0	1,181.0
The following table presents the balance sheet classification for all derivative instruments as of December 31, 2018, September 2018 and September 2017.

Balance Sheet Classification of Derivative Instruments(b)
(In millions)
As of December 31, 2018	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$25.7	$(6.2)	$—	$19.5
Deferred Charges and Other Assets—Derivatives	11.3	—	—	11.3
Current Liabilities—Derivatives	1.1	(21.4)		(20.3)
Deferred Credits—Derivatives	—	(116.8)	—	(116.8)
Total	$38.1	$(144.4)	$—	$(106.3)
As of September 30, 2018
Current Assets—Derivatives	$17.8	$(0.4)	$—	$17.4
Deferred Charges and Other Assets—Derivatives	8.7	—	—	8.7
Current Liabilities—Derivatives	2.6	(20.2)	2.8	(14.8)
Deferred Credits—Derivatives	(1.6)	(102.6)	—	(104.2)
Total	$27.5	$(123.2)	$2.8	$(92.9)
As of September 30, 2017
Current Assets—Derivatives	$7.5	$(2.4)	$—	$5.1
Deferred Charges and Other Assets—Derivatives	16.5	(0.3)	—	16.2
Current Liabilities—Derivatives	—	(30.3)	—	(30.3)
Deferred Credits—Derivatives	—	(112.3)	—	(112.3)
Total	$24.0	$(145.3)	$—	$(121.3)
(a) Washington Gas has elected to offset the fair value of recognized derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement in accordance with ASC Topic 815. All recognized derivative contracts and associated financial collateral subject to a master netting arrangement or similar that is eligible for offset under ASC Topic 815 have been presented net in the balance sheet.
(b) Washington Gas did not have derivative instruments outstanding that were designated as hedging instruments at December 31, 2018, September 30, 2018, or September 30, 2017.
 The following tables present all gains and losses associated with derivative instruments for the three months ended December 31, 2018, and the fiscal years ended September 30, 2018, 2017 and 2016.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas Light Company Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended December 31,	Fiscal Year Ended September 30,
	2018	2018	2017	2016
Recorded to income
Utility cost of gas	(3.2)	(2.1)	50.1	12.1
Recorded to regulatory assets
Gas costs	(6.0)	(7.6)	77.2	13.9
Other (a)	—	—	—	(7.3)
Total	$(9.2)	$(9.7)	$127.3	$18.7
(a) Represents the settlement of Washington Gas' forward starting interest rate swap in September 2016.
Collateral
Washington Gas utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parent company guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under Washington Gas' offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet.
The table below presents collateral not offset against derivative assets and liabilities at December 31, 2018, September 30, 2018, and September 30, 2017, respectively.

Collateral Not Offset Against Derivative Assets and Liabilities (In millions)
	Collateral deposits posted with counterparties	Cash collateral held representing an obligation
December 31, 2018	$7.4	$0.2
September 30, 2018	10.6	2.7
September 30, 2017	$3.7	$0.1
Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At December 31, 2018, September 30, 3018, and September 30, 2017, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2018, September 30, 2018 and September 30, 2017, respectively.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)
December 31, 2018
Derivative liabilities with credit-risk-contingent features	$1.1
Maximum potential collateral requirements	1.0
September 30, 2018
Derivative liabilities with credit-risk-contingent features	$0.4
Maximum potential collateral requirements	$0.4
September 30, 2017
Derivative liabilities with credit-risk-contingent features	$2.8
Maximum potential collateral requirements	2.8
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At December 31, 2018, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $41.6 million.
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
We enter into derivative contracts in the futures and over-the-counter (OTC) wholesale and retail markets. These markets are the principal markets for the respective wholesale and retail contracts. Our relevant market participants are our existing counterparties and others who have participated in energy transactions at our delivery points. These participants have access to the same market data as Washington Gas. Valuations are generally based on pricing service data or indicative broker quotes depending on the market location. We measure the net credit exposure at the counterparty level where the right to set-off exists. The net exposure is determined using the mark-to-market exposure adjusted for collateral, letters of credit and parent guarantees. We use published default rates from Standard & Poor’s Ratings Services and Moody’s Investors Service as inputs for determining credit adjustments.
ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under ASC Topic 820 are described below:
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Washington Gas did not have any Level 1 derivatives at December 31, 2018, September 30, 2018 and September 30, 2017.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2018, September 30, 2018 and September 30, 2017, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations, as well as our interest rate swaps.
Level 3.  Level 3 of the fair value hierarchy consists of assets or liabilities that are valued using significant unobservable inputs at the reporting date. These unobservable assumptions reflect our assumptions about estimates that market participants would use in pricing the asset or liability, including natural gas basis prices and annualized volatilities of natural gas prices. A significant change to any one of these inputs in isolation could result in a significant upward or downward fluctuation in the fair value measurement. These inputs may be used with industry standard valuation methodologies that result in our best estimate of fair value for the assets or liabilities at the reporting date.
Our Risk Analysis and Mitigation (RA&M) Group determines the valuation policies and procedures. The RA&M Group reports to Washington Gas' Chief Financial Officer. In accordance with Washington Gas valuation policy, we may utilize a variety of valuation methodologies to determine the fair value of Level 3 derivative contracts, including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. The RA&M Group also evaluates changes in fair value measurements on a daily basis.
At December 31, 2018, September 30, 2018 and September 30, 2017, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following tables set forth financial instruments recorded at fair value as of December 31, 2018, September 30, 2018 and September 30, 2017, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2018
Assets
Natural gas related derivatives	$—	$9.8	$28.3	$38.1
Total Assets	$—	$9.8	$28.3	$38.1
Liabilities
Natural gas related derivatives	$—	$(9.5)	$(134.9)	$(144.4)
Total Liabilities	$—	$(9.5)	$(134.9)	$(144.4)
At September 30, 2018
Assets
Natural gas related derivatives	$—	$3.9	$23.6	$27.5
Total Assets	$—	$3.9	$23.6	$27.5
Liabilities
Natural gas related derivatives	$—	$(5.5)	$(117.7)	$(123.2)
Total Liabilities	$—	$(5.5)	$(117.7)	$(123.2)
At September 30, 2017
Assets
Natural gas related derivatives	$—	$7.0	$17.0	$24.0
Total Assets	$—	$7.0	$17.0	$24.0
Liabilities
Natural gas related derivatives	$—	$(5.7)	$(139.6)	$(145.3)
Total Liabilities	$—	$(5.7)	$(139.6)	$(145.3)

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of December 31, 2018, September 30, 2018 and September 30, 2017.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value December 31, 2018	Valuation Techniques	Unobservable Inputs	Range

Natural gas related derivatives	($106.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.028)-$5.34

	Net Fair Value September 30, 2018
Natural gas related derivatives	($94.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.003) - $3.886

	Net Fair Value September 30, 2017

Natural gas related derivatives	($122.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.928) - $2.805
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended December 31, 2018, and the fiscal years ended September 30, 2018 and September 30, 2017, respectively.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Total - Natural Gas Related Derivatives
Three Months Ended December 31, 2018
Balance at October 1, 2018	$(94.1)
Realized and unrealized gains (losses)
Recorded to income	(4.4)
Recorded to regulatory assets—gas costs	(5.8)
Transfers into Level 3	—
Transfers out of Level 3	—
Settlements	(2.3)
Balance at December 31, 2018	$(106.6)
Fiscal Year Ended September 30, 2018
Balance at October 1, 2017	$(122.6)
Balance at Realized and unrealized gains (losses)	—
Recorded to income	(4.5)
Recorded to regulatory assets—gas costs	(10.0)
Transfers into Level 3	(6.9)
Transfers out of Level 3	8.9
Settlements	41.0
Balance at September 30, 2018	$(94.1)
Fiscal Year Ended September 30, 2017
Balance at October 1, 2016	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	44.2
Recorded to regulatory assets—gas costs	69.7
Transfers into Level 3	(0.4)
Transfers out of Level 3	(0.4)
Settlements	15.9
Balance at September 30, 2017	$(122.6)
 Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation inputs and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the three months ended December 31, 2018, and fiscal years ended September 30, 2018 and September 30, 2017 were due to valuations that experienced an increase in observable market inputs. Transfers into Level 3 during the three months ended December 31, 2018, and fiscal years ended September 30, 2018 and September 30, 2017 were due to an increase in unobservable market inputs, primarily pricing points.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended December 31, 2018, and the fiscal years ending September 30, 2018, 2017 and 2016, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Total - Natural Gas Related Derivatives
Fiscal Year Ended December 31, 2018
Utility cost of gas	$(4.4)
Fiscal Year Ended September 30, 2018
Utility cost of gas	$(4.5)
Fiscal Year Ended September 30, 2017
Utility cost of gas	$44.2
Fiscal Year Ended September 30, 2016
Utility cost of gas	$4.0
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the fiscal years ended December 31, 2018, and September 30, 2018, 2017 and 2016, respectively:

Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Total - Natural Gas Related Derivatives
Fiscal Year Ended December 31, 2018
Recorded to income
Utility cost of gas	$(4.0)
Recorded to regulatory assets—gas costs	(5.3)
Total	$(9.3)
Fiscal Year Ended September 30, 2018
Recorded to income
Utility cost of gas	$2.3
Recorded to regulatory assets—gas costs	0.2
Total	$2.5
Fiscal Year Ended September 30, 2017
Recorded to income
Utility cost of gas	$31.0
Recorded to regulatory assets—gas costs	51.0
Total	$82.0
Fiscal Year Ended September 30, 2016
Recorded to income
Utility cost of gas	$0.3
Recorded to regulatory assets—gas costs	(2.6)
Total	$(2.3)
The following tables presents the carrying amounts recorded at amortized cost on Washington Gas' balance sheets and estimated fair values of our financial instruments at December 31, 2018, September 30, 2018 and September 30, 2017.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas Light Company Fair Value of Financial Instruments
	December 31, 2018		September 30, 2018		September 30, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$69.7	$69.7	$67.3	$67.3	$4.8	$4.8
Commercial paper (b)	$296.0	$296.0	$95.0	$95.0	$123.0	$123.0
Project financing (b)	$15.5	$15.5	$68.5	$68.5	$43.8	$43.8
Current Maturities of Long-term Debt	$50.0	$50.0	$50.0	$50.0	$—	$—
Long-term debt(c)	$1,035.0	$1,096.3	$1,084.9	$1,120.2	$1,134.5	$1,271.0
(a) The balance as of December 31, 2018 includes $4.4 million money market funds located in "Cash and cash equivalents", $20.2 million rabbi trust investment located in "Current Assets-Other", and $45.1 million rabbi trust investments located in "Deferred Charges and Other Assets-Other" of the accompanying balance sheets; The balance as of September 30, 2018 includes $2.3 million money market funds located in "Cash and cash equivalents", $20.2 million rabbi trust investment located in "Current Assets-Other" and $44.8 million rabbi trust investments located in "Deferred Charges and Other Assets-Other" ; The balance as of September 2017 is located in "Cash and cash equivalents". The amounts in cash and cash equivalent may be offset by outstanding checks.
(b) Balance is located in "Notes payable and project financing" in the accompanying balance sheets.
(c) Includes adjustments for current maturities and unamortized discounts, as applicable.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. The maturity of our commercial paper outstanding at both December 31, 2018, September 30, 2018 and September 30, 2017 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Due to the short term nature of current maturities of long-term debt, the carrying cost approximates fair value using level 2 inputs, Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on valuation techniques when observable market data is not available. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
Washington Gas does not have financial instruments recorded at fair value on non-recurring basis as of December 31, 2018, September 30, 2018 and September 30, 2017.
NOTE 15. RELATED PARTY TRANSACTIONS

Related Party Transactions with AltaGas LTD.
As a subsidiary of AltaGas and effective with the close of the Merger on July 6, 2018, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries at the lower of cost or market. Washington Gas records a payable of the total shared service costs allocated to all WGL's subsidiaries in "Payable to associated companies" and a receivable of the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheet.
As of December 31, 2018, Washington Gas recorded a receivable from associated companies of $0.6 million on the balance sheet related to the shared service costs allocated to WGL's subsidiaries, and $4.5 million net expenses included in "Operation and maintenance" of the statements of income for the three months ended December 31, 2018, reflecting the shared service cost allocated to Washington Gas. There is no payable balance related to the shared service cost as of December 31, 2018.
As of September 30, 2018, Washington Gas recorded a payable of $5.1 million and receivable of $1.1 million in the balance sheet, and $4.0 million net expenses for the fiscal year ended September 30, 2018. We did not have related transactions with AltaGas during the fiscal year 2017.
Effective upon the approval by SCC of Virginia on December 17, 2018, Washington Gas will provide accounting, legal, tax and other administrative and general support to various AltaGas entities. The services will begin in January 2019.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Related Party Transactions with Other Affiliates
Washington Gas provides accounting, treasury, legal and other administrative and general support to WGL's subsidiaries, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills its WGL's subsidiaries in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.
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
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas' area-wide contract. In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. Washington Gas continued to record a receivable in "Unbilled revenues" representing the government’s obligation and recorded an account payable to WGL Energy Systems in "Payable to associated companies" for the construction work performed for the same amount. Refer to Note 5-Short Term Debt of the Notes to Financial Statements for further discussions of the project financing.
As the subsidiary of WGL, Hampshire owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in "Operation and maintenance" in its statements of income. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. During the three months ended December 31, 2018, Washington Gas recorded $1.7 million of expenses related to the cost of services provided by Hampshire in Washington Gas' Statements of Income. During the fiscal years ended September 30, 2018, 2017 and 2016, Washington Gas recorded $6.9 million, $6.8 million, and $6.4 million, respectively, of the expense for the services provided by Hampshire. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in "Receivables from associated companies" of Washington Gas' balance sheet.
The following table presents the receivables and payables from associated companies as of December 31, 2018, September 30, 2018 and September 30, 2017.

Washington Gas Light Company Receivables / Payables from Associated Companies
(In millions)	December 31, 2018	September 30, 2018	September 30, 2017
Receivables from associated companies(a)	$4.2	$1.1	$32.4
Payables to associated companies(a)	$95.2	$16.4	$94.8
(a)The receivables and payables do not include the transactions related to shared service cost billed from AltaGas.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas - Gas Balancing Service Charges
	Three Month Ended December 31	Fiscal Years Ended September 30,
(In millions)	2018	2018	2017	2016
Gas balancing service charge	$4.6	$18.5	$23.6	$26.8
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded receivable from WGL Energy Services of $0.7 million, and payable of $1.5 million and $1.4 million at December 31, 2018, September 30, 2018 and September 30, 2017, respectively, related to an imbalance in gas volumes. The receivable and payable are recorded in "Account receivable" and "Account payable and other accrued liabilities" on Washington Gas' balance sheet. Refer to Note 1—Accounting Policies of the Notes to Financial Statements for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD, whereby it purchases receivables from participating energy marketers at approved discount rates. In addition, WGL Energy Services participates in POR programs with certain Maryland, District of Columbia and Pennsylvania utilities, whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. At December 31, 2018, September 30, 2018 and September 30, 2017, Washington Gas had balances of $6.4 million, $2.8 million and $3.2 million, respectively, of purchased receivables from WGL Energy Services. Additionally, Washington Gas expects to implement a program in the District of Columbia to participate in a POR program in January 2019.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) for Washington Gas by component for the three months ended December 31, 2018, and the fiscal years ended September 30, 2018 and September 30, 2017.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2018	2018	2017
Beginning Balance	$(1,830)	$(4,522)	$(7,830)
Change in prior service cost (a)	(226)	(675)	(767)
Amortization of actuarial gain (loss) (a)	(6,246)	6,324	6,232
Current-period other comprehensive income (loss)	(6,472)	5,649	5,465
Income tax expense (benefit) related to other comprehensive income (loss)	(1,675)	2,957	2,157
Ending Balance	$(6,627)	$(1,830)	$(4,522)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 9—Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

The following table details the changes in operating assets and liabilities from operating activities, cash payments that have been included in the determination of earnings and non-cash investing and financing activities:

	Three Months Ended December 31,	Fiscal Year Ended September 30,
	2018	2018	2017	2016
(In thousands)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	$(222,098)	$(13,557)	$(107,195)	$(67,681)
Receivables from associated companies	(1,874)	30,135	(18,563)	(10,623)
Gas costs and other regulatory assets/liabilities—net	40,028	27,994	3,430	(31,075)
Storage gas	(2,550)	(8,626)	(10,280)	12,016
Prepaid taxes	(9,461)	5,618	(6,524)	13,539
Accounts payable and other accrued liabilities	61,029	18,378	17,921	34,261
Payables to associated companies	20,662	(73,296)	29,074	(2,853)
Customer deposits and advance payments	(29,288)	19,464	(16,742)	(7,514)
Accrued taxes	1,024	14,619	(4,831)	5,980
Other current assets	(28)	(14,605)	(4,123)	3,912
Other current liabilities	(121)	154	280	(1,318)
Deferred gas costs—net	(51,936)	(8,306)	2,467	(5,104)
Deferred assets—other	483	(5,895)	(15,088)	(22,057)
Deferred liabilities—other	(7,072)	(21,499)	(4,667)	(56,865)
Pension and other post-retirement benefits	(638)	(14,521)	(9,806)	(10,251)
Other—net	—	893	3,409	2,107
Changes in operating assets and liabilities	$(201,840)	$(43,050)	$(141,238)	$(143,526)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$3,782	$(2,983)	$—	$(19,004)
Interest paid	$4,982	$57,036	$50,539	$40,972
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(53,018)	$(28,312)	$(27,927)	$—
Capital expenditure accruals included in accounts payable and other accrued liabilities	$33,245	$53,367	$37,049	$43,687

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows.

(in thousands)	December 31, 2018	September 30, 2018	September 30, 2017	September 30, 2016
Cash and cash equivalents	$6,082	$1	$1	$1
Restricted cash included in Current assets-Other	$20,207	$20,207	$—	$—
Restricted cash included in Deferred Charges and Other Assets-Other	$45,134	$44,775	$—	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$71,423	$64,983	$1	$1

Restricted cash included in "Current assets—Other" and "Deferred charges and other assets—Other" on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds at end of December 31, 2018 and September 30, 2018. We did not have any

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

restricted cash at end of September 30, 2017 and 2016. Refer to Note 9-Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.
NOTE 18. MERGER WITH ALTAGAS LTD.

On January 25, 2017, WGL entered into the Merger Agreement to combine with AltaGas. On July 6, 2018, the Merger was consummated with WGL becoming an indirect wholly owned subsidiary of AltaGas. In connection with the Merger, WGL established Wrangler SPE LLC, the SPE for the purposes of owning the common stock of Washington Gas in a special purpose bankruptcy remote entity. The SPE is a wholly owned subsidiary of WGL. Following the consummation of the Merger, all of Washington Gas’ outstanding shares of common stock are now owned by the SPE. The Merger had no effect on the Washington Gas preferred stock, which continues to be outstanding.
Merger Related Costs
The following table summarizes pre-tax merger commitments, legal expense, acceleration of stock-based compensation, and other merger related costs (collectively referred to as merger related costs) that we recorded in connection with the Merger. For the three months ended December 31, 2018, Washington Gas recorded merger related costs of $3.3 million in “Operation and maintenance” on Washington Gas' Statements of Income. For the fiscal year ended September 30, 2018, Washington Gas recorded merger related costs of $13.5 million in "Other income (expense)—net" and $186.7 million in “Operation and maintenance” on Washington Gas' Statements of Income.

MERGER RELATED COSTS
(in millions)	Three months ended December 31, 2018	Fiscal year ended September 30, 2018
Merger commitments (a)	$0.4	$139.6
Property plant & equipment impairment (b)	—	38.0
Key employee retention payments	—	10.5
Acceleration of stock-based compensation(c)	—	5.4
Severance costs(d)	2.9	6.7
Total	$3.3	$200.2
(a) See the Merger Commitments table below for details of merger related commitments.
(b) Net property, plant and equipment impairment recorded in connection with an agreement not to seek recovery of certain costs incurred under the Formal Case 1027 mechanical coupling program.
(c) See Note 10-Stock-Based Compensation for further discussion of the acceleration of incentive compensation.
(d) Severance costs are related to the retirement of senior executives following the merger.
Merger Commitments
Approval of the Merger across all jurisdictions was conditioned upon AltaGas and WGL agreeing to certain financial commitments including: customer bill credits, funding for low-income weatherization and energy efficiency initiatives, public safety programs, energy educational programs, gas expansion fund contributions, workplace development initiatives, charitable contributions, and other required commitments. The commitments have been, and will be, funded by AltaGas within various timeframes from 30 days to 10 years after the merger close. In addition, the commitments related to Maryland are subject to a Most Favored Nation (MFN) provision that may change the amount or nature of the commitments. The following table lists total commitments, the amounts paid, and future expected payments as of December 31, 2018.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

MERGER COMMITMENTS
Commitment (Amount in millions)	Total Commitment Amount	Amount Paid		Expected Future Payments
		Three months ended December 31, 2018	FY 2018	2019	2020	2021	2022	2023	2024-2027
Customer bill credits	$56.8	$—	$56.8	$—	$—	$—	$—	$—	$—
Gas expansion fund contributions	34.2	30.3	—	3.9	—
Energy customer or education programs	22.8	—	22.8	—	—	—	—	—	—
Charitable contributions	13.5	0.8	0.4	2.8	1.5	1.5	1.5	1.5	3.5
Work place development initiatives	7.8	—	—	3.8	3.8	0.1	0.1	0.1	—
Low-income weatherization and energy efficiency initiatives	4.2	—	—	2.1	2.1	—	—	—	—
Public safety programs	0.7	—	—	0.7	—	—	—	—	—
Total merger commitments	$140.0	$31.1	$80.0	$13.3	$7.4	$1.6	$1.6	$1.6	$3.5
The following additional commitments by Washington Gas will have an impact on our consolidated financial statements when the transactions are incurred in the future:

1)	Hiring of three damage prevention trainers and community outreach in each jurisdiction for a total of $2.4 million over 5 years;

2)
Investment of up to $70.0 million over a 10-year period to further extend natural gas service to areas within Washington Gas' service territory, which will be incorporated into Washington Gas's ongoing capital plan;

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
Other Merger Related Items
Pursuant to the Merger agreement, Washington Gas contributed $66.7 million, which was funded by AltaGas, to rabbi trusts formed to fully satisfy certain outstanding employee benefit obligations immediately prior to the Merger close. See Note 9 —Pension and Other Post-Retirement Benefit Plans for further discussion of the rabbi trusts.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 19. TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
$ In thousands	2018	2017
		(Unaudited)

OPERATING REVENUES	$402,101	$377,470
OPERATING EXPENSES
Utility cost of gas	156,641	124,745
Operation and maintenance	102,728	82,372
Depreciation and amortization	34,948	33,646
General taxes and other assessments	38,552	39,983
Total Operating Expenses	332,869	280,746
OPERATING INCOME	69,232	96,724
Other income (expense) — net	3,494	1,029
Interest expense	15,706	14,973
INCOME BEFORE INCOME TAXES	57,020	82,780
INCOME TAX EXPENSE	7,847	24,854
NET INCOME	$49,173	$57,926
Dividends on preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$48,843	$57,596

NOTE 20. QUARTERLY FINANCIAL INFORMATION (Unaudited)

All adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of our business, we report substantial variations in operations on a quarterly basis.

	Quarter Ended
(In thousands)	March 31	June 30	September 30(a)	December 31
2018
Operating revenues	$532,040	$199,512	$139,041	$402,101
Operating income (loss)	$148,978	$(6,649)	$(225,462)	69,232
Net income (loss)	$108,084	$(11,499)	$(181,153)	$49,173
Net income (loss) applicable to common stock	$107,754	$(11,829)	$(181,483)	$48,843
2017
Operating revenues	$475,021	$203,186	$154,775	$377,470
Operating income (loss)	$164,876	$10,482	$(13,000)	$96,724
Net income (loss)	$93,610	$(1,671)	$(15,608)	$57,926
Net income (loss) applicable to common stock	$93,280	$(2,001)	$(15,938)	$57,596
(a)During the quarter ended September 30, 2018, Washington Gas recorded $200.2 million of merger related costs due to the Merger with AltaGas.

Washington Gas Light Company
Part II

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors of Washington Gas Light Company
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Washington Gas Light Company ("the Company") as of December 31, 2018 and the related statements of income, comprehensive income, common shareholder’s equity and cash flows for three months ended December 31, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and the results of its operations and its cash flows for the three months ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as Washington Gas' auditor since 2018.

Tysons, Virginia
March 1, 2019

Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Washington Gas Light Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Washington Gas Light Company ("Washington Gas") as of September 30, 2018 and 2017, the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the 2018, 2017, and 2016 financial statements present fairly, in all material respects, the financial position of Washington Gas as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the accompanying 2018, 2017, and 2016 financial statements have been retrospectively adjusted for the adoption of ASU 2017-07, Compensation - Retirement Benefits.
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

/s/ Deloitte & Touche LLP

McLean, Virginia
November 19, 2018 (March 1, 2019 as to Note 1).
We began serving as Washington Gas' auditor in 2002. In 2018 we became the predecessor auditor.

Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of December 31, 2018.
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
Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of December 31, 2018.
This transition report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Washington Gas to provide only this management’s report in this transition report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

Washington Gas Light Company
Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors of Washington Gas Light Company
Adrian P. Chapman
Age: 61
Washington Gas Director Since: July 2018
Board Committees: N/A
Adrian P. Chapman is President and Chief Executive Officer of Washington Gas.
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
Prior to being appointed to these executive positions in July 2018, Mr. Chapman served as President and Chief Operating Officer of WGL Holdings, Inc. and Washington Gas from October 1, 2009 until the close of the Merger. Before his term as COO, he held a range of executive management roles and led several teams that contributed to the company’s development, including Vice President of Operations, Regulatory Affairs and Energy Acquisition, Manager of Interruptible Customer Sales, Manager of Economic Analysis, and Director of Regulatory Affairs.
Mr. Chapman is the Chair of the Board of Directors of the Southern Gas Association, is a member of the Board of Directors of the American Gas Association and past chair of the AGA Rate and Strategic Issues Committee. He is also a member of the Board of Directors of the Virginia Early Childhood Foundation. He is a past member of the Governor of Maryland’s Workforce Investment Board and past Chairman of the Board of LEAD Virginia and a graduate of the LEAD Virginia Class of 2006, a statewide leadership program. Mr. Chapman is also the Goodwill of Greater Washington Board Chair and past Chairman of the Board of Directors of the Northern Virginia Chamber of Commerce.
Mr. Chapman has been a director of Washington Gas since July 2018. He received his Bachelor of Arts degree in Economics from the College of William and Mary in Virginia and his Master of Arts degree in Economics from George Mason University.
Particular experience, attributes or skills that qualify director for Board membership:

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

Washington Gas Light Company
Part III

Randall L. Crawford
Age: 56
Director Since: December 2018
Board Committees: Human Resources Committee
Randall L. Crawford serves as the President and Chief Executive Officer of AltaGas Ltd., the indirect parent company of Washington Gas. In his role, Mr. Crawford leads the development and execution of AltaGas’ strategic plan. With a focus on midstream and U.S. utilities, he is overseeing the reshaping of AltaGas and the optimization of its businesses to drive AltaGas through the next phase of growth and value creation.
Mr. Crawford is a seasoned executive with more than 30 years of experience in the natural gas industry. Prior to joining AltaGas, from 2007 to February 2017, Mr. Crawford was Senior Vice President and President, Midstream and Commercial with EQT Corporation, a premier U.S. integrated gas company. In this role, he led the company’s ambitious growth strategy in the Marcellus natural gas play and was also responsible for overseeing all EQT's commercial, regulatory, operations, and project development functions of EQT Marketing, EQT Gathering Inc., Equitrans Interstate Pipeline and Equitable Gas Company. In addition, he held progressively senior roles at EQT’s regulated gas utility, including serving as its President. He was also Executive Vice President and Chief Operating Officer of EQT Midstream Partners from 2013 to 2017. Just prior to joining AltaGas, Mr. Crawford enjoyed a brief retirement. With his long track record of success and ability to drive top-tier performance, coupled with his experience in the base businesses that form the foundation of AltaGas’ growth strategy, Mr. Crawford is well-positioned to lead the next chapter of growth for AltaGas.

Mr. Crawford previously served as a director for the American Gas Association, the Energy Association of Pennsylvania, the West Virginia Oil and Natural Gas Association and the Interstate Natural Gas Association of America. He is a director of the Children’s Hospital of Pittsburgh Foundation, a member of the University of Pittsburgh Cancer Institute Council, and a past West Virginia Wesleyan College Trustee.
Particular experience, attributes or skills that qualify director for Board membership:

Leadership Experience Mr. Crawford brings more than three decades of experience in the energy industry, having served in numerous leadership roles contributing to the growth of the companies he served.
Risk Management/Assessment Mr. Crawford’s leadership experience in the energy industry contributes to his skills in risk assessment, management, mitigation, and compliance.

Strategic Planning
Having successfully overseen the growth of energy companies, Mr. Crawford brings a valuable set of experiences to the board. In addition, his considerable involvement in industry associations and civic organizations provide him with significant governance insights and knowledge of industry best-practices.

Industry Experience Mr. Crawford’s deep experience working in the natural gas industry provides the board with valuable insights.

Washington Gas Light Company
Part III

James W. Dyke, Jr.
Age: 72
Director Since: September 2003
Board Committees: Governance & Environment, Health and Safety Committee (Chair), Human Resources Committee
James W. Dyke, Jr. retired on March 31, 2013 after 20 years as a partner in the Virginia law firm of McGuireWoods LLP, where he specialized in corporate, education, voting rights, government relations and municipal law. On April 8, 2013, he became a Senior Adviser to McGuireWoods Consulting LLC. In addition to his legal career, Mr. Dyke has extensive professional experience in government and public relations. Among other appointments, he served as Secretary of Education for the Commonwealth of Virginia from 1990 to 1993 and as Domestic Policy Adviser to former Vice President Walter Mondale. Mr. Dyke has assumed leadership positions in several business and community organizations, including serving as former Chairman of the Fairfax County, Virginia Chamber of Commerce, the Northern Virginia Business Roundtable and the Emerging Business Forum. During 2010, Mr. Dyke was also Chair of the Greater Washington Board of Trade and he is a former member of the board of directors of the Washington Metropolitan Area Transit Authority (WMATA) and the Commonwealth Transportation Board (CTB).
Mr. Dyke has been a director of Washington Gas since September 2003. Mr. Dyke has B.A. and J.D. degrees from Howard University. In addition, he holds honorary degrees from St. Paul’s College, Virginia State University, the University of Richmond, Randolph-Macon College and the Northern Virginia Community College.
Particular experience, attributes or skills that qualify director for Board membership:

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

Washington Gas Light Company
Part III

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
Ms. Gooden has been a director of Washington Gas since April 2013. Ms. Gooden has a B.A. degree in Computer Science from Youngstown State and a B.A. degree in Business Administration from the University of Maryland. She also has an M.B.A. degree from the University of Maryland. Ms. Gooden also holds a Certificate in Cybersecurity Oversight, issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University in 2018.
Particular experience, attributes or skills that qualify director for Board membership:

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
Particular experience, attributes or skills that qualify director for Board membership:

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

Washington Gas Light Company
Part III

John (Jack) F. Stark, Chairman of the Board
Age: 68
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
Mr. Stark also serves on the board of directors of AltaGas Services (U.S.) Inc., a wholly owned subsidiary of AltaGas Ltd., and AltaGas Utility Holdings (U.S.) Inc., a wholly owned subsidiary of AltaGas Services (U.S.) Inc. Mr. Stark is on the board of directors of TC Pipelines LP, a subsidiary of TransCanada Corporation. From February 2018 to January 2019, he served on the board of directors of Greenlots, Inc., a supplier of technology for electric vehicle charging. From November 2015 to October 2017, he served on the board of directors of TerraForm Power, Inc. and TerraForm Global, Inc.
Mr. Stark has been a director of Washington Gas since July 2018. Mr. Stark earned a Bachelor of Arts in Economics and Masters in Economics from the University of California, Santa Barbara. He also holds an M.B.A. in Finance from the University of California, Berkeley.
Particular experience, attributes or skills that qualify director for Board membership:

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

Washington Gas Light Company
Part III

Deborah S. Stein

Age: 58
Director Since: January 2019
Board Committees: Governance & Environment, Health and Safety Committee
Other Public Company Boards: Trican Well Service Ltd. (TSX), Parkland Fuel Corporation (TSX), NuVista Energy Ltd. (TSX)
In addition to her role on the Board of Washington Gas, Deborah S. Stein has served as a director for several Toronto Stock Exchange listed issuers since 2016. From 2005 until her retirement in 2016, Ms. Stein served as Chief Financial Officer of AltaGas Ltd. She also held the position of Chief Financial Officer and Corporate Secretary of AltaGas Utility Group Inc. from 2005 to 2006. She was also a Trustee of the Calgary Zoological Society and is Past Chair of the Board of Financial Executives International, Canada. Prior to joining AltaGas, Ms. Stein spent five years at TransCanada Corporation. In her early career, she led finance functions as Director of Finance at Wendy’s Restaurants of Canada and Controller of Paramount Canada’s Wonderland.

Ms. Stein has been a director of Washington Gas since January 2019. She holds a designation from the Institute of Corporate Directors, FCA, FCPA, and Bachelor of Arts degree in Economics (Honors).
Particular experience, attributes or skills that qualify director for Board membership:

Leadership Experience Ms. Stein has more than 10 years of experience managing and leading the financial operations of an energy infrastructure company.

Risk Management/Assessment
Ms. Stein’s leadership experience managing the financial operations of a publicly traded company contributes to her skills in risk assessment, mitigation, compliance, and internal controls.

Strategic Planning
Ms. Stein’s executive and board experience in the energy industry and her broad knowledge of financing allows her to make many positive contributions to the company’s financial management and planning.

Industry Experience Ms. Stein has significant financial experience in the energy industry, enabling her to provide the board with important perspectives.

High Level Financial Literacy
Ms. Stein has a high degree of financial literacy and a broad knowledge of corporate finance. Her financial expertise traces back to her university days and she holds advanced designations recognizing her skills and knowledge.

Executive Officers of Washington Gas
Information related to the Executive Officers of Washington Gas is included in Part I of this Form 10-KT.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of securities ownership and changes in such ownership with the SEC. Based on our records and information, we believe that all persons required to file such forms have done so during the Transition Period.

Code of Conduct
The Company has adopted a code of conduct that applies to each of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Company is also subject to the AltaGas Code of Business Ethics. The code of conduct and the Code of Business Ethics are available on Washington Gas’ website at www.washingtongas.com, under “Corporate Information”/“Governance”. The code of conduct and Code of Business Ethics are also available in print to any person, without charge, upon written request to Corporate Secretary, Washington Gas Light Company, 1000 Maine Ave., SW, Washington, DC 20024.

Washington Gas Light Company
Part III

Shareholder Recommendations
There have been no material changes to the procedures by which security holders may recommend nominees to the Washington Gas Board of Directors. The Governance & Environment, Health and Safety Committee will consider director nominees recommended by shareholders. Notice of such recommendation should be sent in writing to the Chairman of the Governance & Environment, Health and Safety Committee, c/o the Corporate Secretary of Washington Gas, 1000 Maine Ave., SW, Washington DC 20024. The recommendation must identify the writer as a shareholder of Washington Gas and provide sufficient detail for the Governance & Environment, Health and Safety Committee to consider the recommended individual’s qualifications. The Governance & Environment, Health and Safety Committee will evaluate the qualifications of candidates recommended by shareholders using the same criteria as used for other Board candidates. The recommendation must be timely and include all information specified in our bylaws.
Audit Committee
Washington Gas has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee members are: Dale S. Rosenthal (Chair), Linda R. Gooden and Jack F. Stark. Each member of the Audit Committee is independent under the rules of the Securities and Exchange Commission (the “SEC”) and the Company's own independence standards, which generally mirror those found in the NYSE Listed Company Manual but do not include the heightened NYSE independence requirements for audit committee or compensation committee service. The Board has determined that each member of the Audit Committee meets the qualifications of an “audit committee financial expert,” as that term is defined by rules of the SEC.
ITEM 11. EXECUTIVE COMPENSATION

HR Committee Interlocks and Insider Participation
The HR Committee of Washington Gas currently is composed of two independent, non-employee directors and one non-independent director. During the Transition Period, no current or former member of the Washington Gas HR Committee was an officer or employee of WGL Holdings or any of its subsidiaries. During the Transition Period, compensation decisions related to WGL Holdings were handled by the WGL Holdings Board of Directors. Vincent L. Ammann, Jr., who is a director of WGL Holdings, currently serves as Executive Vice President and Chief Financial Officer of each of WGL Holdings and Washington Gas, while Mr. Chapman, who serves as President and Chief Executive Officer of each of WGL Holdings and Washington Gas, serves as a director of each of WGL Holdings and Washington Gas. Other than compensation received for their executive roles, Messrs. Chapman and Ammann have no transactions reportable pursuant to Item 404 of Regulation S-K.

Washington Gas Light Company
Part III

HUMAN RESOURCES COMMITTEE REPORT OF WASHINGTON GAS*
The following Compensation Discussion and Analysis section has been prepared by the management of Washington Gas. Washington Gas is responsible for the Compensation Discussion and Analysis and for the disclosure controls relating to executive compensation. The Compensation Discussion and Analysis is not a report or disclosure of the HR Committee.
The HR Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Form 10-KT. Based upon this review and its discussions, the HR Committee recommended to the Board that the following Compensation Discussion and Analysis section be included in this Form 10-KT.

HUMAN RESOURCES COMMITTEE
Linda R. Gooden (Chair)
Randall L. Crawford
James W. Dyke, Jr.

* Notwithstanding anything to the contrary set forth in any of Washington Gas’ filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, that might incorporate other filings with the SEC, including this Form 10-KT, in whole or in part, the Human Resources Committee Report shall not be deemed to be incorporated by reference into any such filings.

Washington Gas Light Company
Part III

COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) provides information about the principles underlying our executive compensation programs and the key executive compensation decisions that were made for the three-month transitional period ended December 31, 2018 (the “Transition Period”) and certain compensation decisions made for the 15-month performance period which includes the Transition Period and the 12-month fiscal year beginning on January 1, 2019 (FY2019), including the most important factors relevant to those decisions. Previously, our fiscal year was a 12-month period ending on September 30 of each year. We refer to the three-month transition period as “Transition Period” and identify the 2018 transition period in the charts and tables in the CD&A as “2018T.”
This CD&A is intended to provide additional context and background for the compensation earned by and awarded to the following officers, whom we refer to as the Named Executive Officers, or NEOs, for the Transition Period, as reported in the Summary Compensation Table that follows this discussion:

Name	Title
Adrian P. Chapman	President and Chief Executive Officer
Vincent L. Ammann, Jr.	Executive Vice President and Chief Financial Officer
Luanne S. Gutermuth	Executive Vice President and Chief Administrative Officer
Douglas A. Staebler	Senior Vice President - Utility Operations
Marcellous P. Frye, Jr.	Vice President - Economic Development and Strategy
Leslie T. Thornton	Former Senior Vice President and Merger Transition Counsel
Decisions of the HR Committee relating to the compensation of the Named Executive Officers were, and are, made on the basis of the Named Executive Officers’ contributions to, and the performance of, Washington Gas primarily. With respect to the corporate goals for the short-term incentive program, certain goals take into account the performance of WGL Holdings, Inc., Washington Gas’ intermediate parent company. With respect to long-term incentive award grants made during the Transition Period, for Messrs. Chapman and Ammann and Ms. Gutermuth, the performance of Washington Gas’ ultimate parent company, AltaGas, is also a factor. References in this Compensation Discussion and Analysis to “Washington Gas,” “we,” “us,” and “our” are to Washington Gas, unless specifically indicated otherwise.

Washington Gas Light Company
Part III

Transition Period Named Executive Officer Pay in General
Program Highlights
Our Transition Period executive compensation program was market-based, performance-oriented and reasonable as evidenced by the following:

●	Our pay philosophy is conservative.

o
Our Transition Period program reflects minimal increases from pay opportunities prior to the Merger, which were targeted at the size-adjusted 50th percentile of the utilities marketplace. Use of a utilities market rather than general industry results in lower market benchmarks. The HR Committee’s consultant size-adjusted the market data to be appropriate to our revenue size relative to the total compensation peer group.

	o	Executive perquisites are few and low-value.

●	Our short-term incentive (“STI”) program is regarded favorably by our regulators.

	o	The plan pays a maximum of 150% of target.

o
The Transition Period is part of the 15-month performance period that extends from October 1, 2018 through December 31, 2019. The short-term incentive for this 15-month performance period will be paid in two installments. The first installment will be paid in March 2019, and the second and final payment will be made in March 2020. In order to comply with the merger commitment to maintain compensation and benefits, in the aggregate, at a level at least as favorable as before the merger, we have established this payment schedule to avoid employees experiencing more than 12 months between short-term incentive payments. The Transition Period payment made in March 2019 will be a three-month payment at target, or 25% of an annualized payment at target. The payment made in March 2020 will be based on the final results of the 15-month performance period, net of the March 2019 Transition Period payment.

o
Our STI design, which uses several performance measures (15 for FY 2019), has achieved favorable regulatory treatment due to its focus on the delivery of safe, reliable and reasonably priced natural gas service to customers. We believe that favorable regulatory treatment reflects the fact that our plan adds value for all of our stakeholders, including shareholders.

●	Our long-term incentive (“LTI”) plan is entirely performance-based.

o
Transition Period grants of long-term incentives are in the form of performance units and restricted units:
1) Performance units are earned based on a) WGL Holdings’ 3-year consolidated return on equity compared to the weighted average return on equity authorized by our three regulatory commissions and b) WGL Holdings’ 3-year compounded adjusted funds from operations (AFFO) growth. (For Messrs. Chapman and Ammann and Ms. Gutermuth, these performance units will be based on the AFFO growth of AltaGas.) The payouts are then modified by AltaGas’ relative total shareholder return (“TSR”) performance.
 2) Restricted units are earned over time provided that AltaGas pays a dividend to shareholders during the applicable performance period.

	o	We have not granted solely time-based restricted stock since 1996 or stock options since 2006.
Response to Shareholder Advisory Vote on Executive Compensation
Prior to the Merger, each year at Washington Gas’ annual meeting, shareholders have had the opportunity to cast an advisory vote to approve our executive compensation program (a “say-on-pay” vote). Historically the Joint HR Committee of WGL Holdings and Washington Gas has considered the outcome of the shareholder advisory vote when making decisions relating to the compensation of our Named Executive Officers and our executive compensation program design, structure and policies. In August 2018, Washington Gas held a shareholder meeting where 99% of its outstanding voting equity securities were voted in favor of the compensation of our NEOs, suggesting strong shareholder support for the philosophy, design and structure of our executive compensation program. The HR Committee will continue to consider the results of any shareholder advisory votes on executive compensation when making decisions about our executive compensation program.

Washington Gas Light Company
Part III

What We Pay and Why: Elements of Compensation
For the Transition Period, we had three main elements of direct compensation: base salary, annual incentive and long-term incentive compensation. The majority of target direct compensation opportunity for our Named Executive Officers was performance-based and not guaranteed. We also provided various retirement and benefit programs and modest business-related perquisites.

Pay Element	Detail	Goals
Base Salary	Fixed base of cash compensation	Attract and retain talent
Annual Incentives	Performance based and not guaranteed[1]	Drive achievement of business results on an annual basis Recognize individuals based on their contributions
Long-Term Incentives	Cash performance units and performance-vested restricted units Entirely performance-based and not guaranteed	Tie executive incentives to WGL Holdings’ ROE results compared to the utility’s weighted average authorized ROE, AFFO growth and AltaGas relative TSR performance Retain key talent
Welfare Benefits	Includes medical, dental, disability, life insurance and executive severance plans Named Executive Officers generally participate in the same benefit plans as the broader employee population	Provide a safety net to protect against financial catastrophes that can result from illness, disability or death
Perquisites	We believe the benefit Washington Gas receives from providing perquisites significantly outweighs the cost of providing them	Additional detail and the business rationale for each perquisite are described on later in this CD&A
Retirement Programs	Includes pension plans, retirement savings plans and deferred compensation plans For additional details, see “Retirement Benefits” later in this CD&A	Provide for basic retirement needs and serve as an additional means to attract and retain employees
1 Annual incentive paid at target for Transition Period.
Objectives of Executive Compensation Program
Our Transition Period executive compensation program was intended to achieve the following fundamental objectives:
•attract and retain qualified executives
•focus executives’ attention on specific strategic and operating objectives of Washington Gas;
•align executives’ interests with the long-term interests of Washington Gas’ owners; and

•	align management’s interests with the customers of Washington Gas by rewarding the provision of safe and reliable gas delivery to customers at a reasonable cost.
To accomplish these objectives, the HR Committee provided the Named Executive Officers competitive total compensation opportunities in terms of amount and design.
Elements of Executive Compensation Program
Each element of the executive compensation program is structured to help achieve one or more of the compensation objectives described above. Decisions with respect to one element of pay generally do not impact other elements of pay.
There is no pre-established policy or target for the allocation between short-term and long-term compensation. Rather, the HR Committee used market data and its business judgment to determine the appropriate level and mix of incentive compensation.

Washington Gas Light Company
Part III

Analysis
Key Analytic Tools
The HR Committee used specific analytic tools and business judgment to form recommendations and decisions regarding Transition Period executive compensation matters. To facilitate the HR Committee’s decision-making process for the Transition Period, the HR Committee’s independent executive compensation adviser, Meridian Compensation Partners, LLC (“Meridian” or the “adviser”), prepared an executive compensation market study, compensation tally sheets for each executive, an incentives risk evaluation and information on executive compensation trends. These materials were delivered to the HR Committee members in advance of HR Committee meetings and were the subject of discussion between HR Committee members and the adviser.
Human Resources Committee Decisions
The HR Committee sets compensation for the Chief Executive Officer and makes compensation recommendations to the full Board for the other Named Executive Officers and certain other senior executives. The following describes the basis on which the HR Committee made decisions and recommendations for the Transition Period.
Market Data and Total Compensation Peer Groups
In support of compensation decisions, the adviser collected and analyzed comprehensive market data on base salary, short- and long-term incentives and the sum of those components.
To develop market information for our executive officers, including the Named Executive Officers, the adviser determined 50th percentile compensation opportunities for comparable positions at comparable utilities of comparable revenue size, using statistical techniques to adjust the market data to be appropriate for our particular revenue size. The adviser used regression analysis based on revenues to size-adjust the data. The elements of pay were benchmarked both individually and in total to the same peer companies.
The total compensation peer group used in the market study that supported our Transition Period pay decisions is shown below. The list is subject to change each year depending on the availability of the companies’ data through Aon’s Total Compensation Measurement database (used by the adviser for the Transition Period), and the continued appropriateness of the companies. All companies were chosen because they are utility companies in a size range reasonably near Washington Gas.
2018T TOTAL COMPENSATION PEER GROUP

ALLETE, Inc.	NiSource Inc.	SCANA Corporation
Alliant Energy Corporation	MGE Energy, Inc.	Southwest Gas Holdings, Inc.
Ameren Corporation	New Jersey Resources Corporation	Spire Inc.
Black Hills Corporation	OGE Energy Corporation	WEC Energy Group, Inc.
Cleco Corporate Holdings	Pinnacle West Capital Corporation	Vectren Corporation
CMS Energy Corporation	PNM Resources, Inc.
Market Percentile for Target Pay and Pay Changes for the Transition Period
Target pay opportunities of the Named Executive Officers and our other executive officers in prior years were set at a level approximately equal to the size-adjusted 50th percentile of the utility market for officers of similar experience and responsibility. Program design created the opportunity for each officer to achieve, exceed or fall short of total target compensation through incentive pay, providing an incentive to achieve higher levels of performance. We believe this practice also aligns the interests of the officers of Washington Gas and Washington Gas with the interests of investors, customers and the communities in which our business operates.
In the process of the Merger, Mr. Chapman, our President and CEO, and Mr. Ammann, our Executive Vice President and CFO, were offered retention agreements that incorporated increases in pay opportunities for Messrs. Chapman and Ammann. No changes were made to the base salaries of Messrs. Chapman or Ammann during the Transition Period. For other executives, Mr. Chapman made specific recommendations for Transition Period salary and target incentives, considering current pay levels, the data provided by the HR Committee’s adviser on industry compensation levels, the scope of each Named Executive Officer’s role, and the Named Executive Officer’s sustained individual performance, results and time in position. These recommendations were presented to the HR Committee for discussion and recommendation to the Board at the September 17, 2018 HR Committee meeting and were effective October 1, 2018.

Washington Gas Light Company
Part III

Transition Period target pay opportunities for all executive officers were established based on considerations of market data, existing pay levels and internal pay equity; that is, the relationship between target award opportunities of the Named Executive Officers and those of other officers at the same level in Washington Gas.
The HR Committee met with its adviser in executive session at that meeting to consider Mr. Chapman’s base salary and target incentives for the Transition Period, which it has sole authority to approve. As a result of the recent compensation adjustment at the time of the Merger and his promotion to President and CEO, the HR Committee determined that no adjustment was necessary for Mr. Chapman’s target pay opportunity for the Transition Period.
The base salary that was paid to each Named Executive Officer for the Transition Period is the amount reported for such officer in column (c) of the Summary Compensation Table that appears later in this Form 10-KT. STI target opportunities and the target payout for performance units and performance-vested restricted units under the LTI program are reflected in column (d) of the Grants of Plan-Based Awards Table that appears later in this Form 10-KT.
Short-Term Incentive Compensation
Purpose of Short-Term Incentives
The STI program is designed to reward the level of performance of officers of Washington Gas. We choose to pay it to encourage higher annual corporate and individual performance.
Short-Term Incentive Awards
Transition Period STI target percentages of base salary were as set forth in the table below and are multiplied by each Named Executive Officer’s base salary at October 1, 2018.

Named Executive Officer	Target Short-Term Incentive Compensation as Percent of Base Salary
Chapman	85%
Ammann	70%
Gutermuth	60%
Staebler	55%
Frye	50%
Thornton	55%
As mentioned above, the three-month 2018 transition period is part of the 15-month performance period that runs from October 1, 2018 through December 31, 2019. Messrs. Chapman, Ammann, Staebler and Frye and Ms. Gutermuth will be eligible to receive a Transition Period pro rata bonus payment at target for the Transition Period. Most of the corporate goals for the year ending December 31, 2019 are 15-month goals and include the Transition Period as discussed later in this CD&A.
The amounts of STI awards relating to the Transition Period will be paid in March 2019 and are set forth under column (d) of the Summary Compensation Table in this Form 10-KT, entitled Bonus.
Clawback Policy - Forfeiture and Recoupment of Short-Term Incentives
We have a Forfeiture and Recoupment Policy to recoup short-term incentive awards paid to certain officers of Washington Gas and its affiliates, including the Named Executive Officers, under certain circumstances. Pursuant to this policy, the Board, upon the recommendation of the HR Committee, if applicable, may direct that all or a portion of any STI payout made to these officers be recovered if such payout was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.
The Board of Washington Gas or the HR Committee, as applicable, will determine whether such recovery will be effectuated by: (i) seeking repayment from the officer, (ii) reducing the amount that would otherwise be payable to the officer under any compensatory plan, program or arrangement maintained by Washington Gas, (iii) withholding payment of future increases in compensation (including the payment of any discretionary bonus amount) or grants of compensatory awards that would otherwise have been made in accordance with Washington Gas’ otherwise applicable compensation practices, or (iv) any combination of the foregoing. In each instance in which the potential for recovery of STI exists, Washington Gas will not seek recovery after a period of 24 months following the first public issuance or filing with the SEC (whichever occurs first) of a financial report containing the materially inaccurate statement or reporting the achievement of the performance metric that is later deemed to have been materially inaccurate.

Washington Gas Light Company
Part III

Long-Term Incentive Compensation
Purpose of Long-Term Incentive Awards
The long-term incentive program was redesigned for the Transition Period because Washington Gas does not have independently traded public common stock. Whereas the prior program granted a combination of performance units and performance shares, the Transition Period program is solely based on units as further described below.

•
80% of the Named Executive Officer awards are performance units to be earned based on performance against ROE Ratio and Adjusted Funds from Operations (AFFO) goals on an equally weighted basis. Participants will have the ability to earn 0% - 200% of the target number of units based on achievement of the ROE Ratio and AFFO goals. The number of units earned will then have the ability to be modified +/- 20% based on the relative TSR performance of AltaGas stock against comparator groups. The maximum payout opportunity cannot exceed 200% of target even when including the modifier. Performance units will vest on the third anniversary of the grant date.

•
20% of the Named Executive Officer awards are in the form of restricted units. One-third of the restricted units granted will vest on each of October 1, 2019, October 1, 2020, and October 1, 2021 assuming AltaGas pays a dividend over the 12- month period prior to each vesting date. If AltaGas does not pay a dividend during each year of the performance period, the restricted units which would have otherwise vested will be forfeited.

This mix preserves the performance-based nature of the program and its economic value, while recognizing that Washington Gas does not have any independently traded public stock. We choose to provide long-term incentive opportunities to achieve the following goals:
•Align executives’ interests with shareholder interests.
•Maintain consistency with market practice.
•Encourage retention through vesting provisions.
Award Size Determinations
Transition Period LTI target percentages of base salary were as set forth in the table below and are multiplied by each Named Executive Officer’s base salary at October 1, 2018. Transition Period target award values were not prorated for the Transition Period.

Named Executive Officer	Long Term Incentive Compensation as Percent of Base Salary
Chapman	180%
Ammann	130%
Gutermuth	110%
Staebler	100%
Frye	90%
Thornton	--[1]
1 Given her pending retirement, Ms. Thornton did not receive an LTI award for the Transition Period.
To arrive at the actual award size for performance units and restricted units, we divided the executive officer’s target value applicable to performance units and restricted units by the value of one performance unit or restricted unit, as appropriate, on the date of grant. The value of a performance unit and restricted unit was $1.
Performance Unit Awards
Eighty percent of the value of the LTI grant for the Transition Period was granted as performance units. The performance units will be paid out at the end of the performance period (October 1, 2018 - September 30, 2021) if certain long-term performance criteria are achieved and the Named Executive Officer remains an employee. In the event of the Named Executive Officer’s retirement during the performance period, awards will be prorated based on the number of months worked in the performance period. If the Named Executive Officer leaves Washington Gas before the performance period ends for any other

Washington Gas Light Company
Part III

reason, he or she will forfeit any payouts for the performance period. Upon death or disability, however, the HR Committee has discretion to prorate awards based on the number of months worked in the performance period. For information on the impacts of a change in control to performance units, please see the section entitled “Severance/Change in Control Provisions” below.
The value of the performance unit grants will be driven by two factors for each award type. Half of the cash performance units can be earned based on WGL Holdings’ ROE ratio and the relative TSR performance of AltaGas. The other half of the cash performance units can be earned based on WGL Holdings’ AFFO growth and the relative TSR performance of AltaGas. In the case of Messrs. Chapman, Ammann and Ms. Gutermuth only, the cash performance units earned based on AFFO growth are tied to the AFFO growth of AltaGas specifically. The number of performance units earned is first multiplied by either the ROE adjustment factor or AFFO growth factor and then by the AltaGas Performance Factor, as defined further below.
ROE Ratio Factor:
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

ROE Ratio Performance	ROE Ratio Factor
Maximum	200%
Target	100%
Threshold	50%
Less than Threshold	0%
Payout for performance that does not fall directly on one of the points listed in the left column will be interpolated between the points listed in the columns on a straight-line basis.
In the event of an internal reorganization of WGL Holdings, Washington Gas or AltaGas, or other corporate event that would cause a material change to the constituent components of the WGL Holdings, Washington Gas or AltaGas or a disposal of a significant portion of assets, measurement of actual results for ROE and the ROE Ratio target for the performance period shall be adjusted accordingly such that the measurement of both actual results and the target are consistently calculated over the performance period. The adjustments will be approved by the Washington Gas Light Company Board of Directors.
AFFO Growth Factor:
AFFO (Adjusted Funds From Operations) Growth Factor will be based on WGL Holdings’ AFFO compound annual growth rate over the performance period as compared to preset targets. These targets will be set during the first half of the 2019 calendar year.
The determination of AFFO Compound Annual Growth is described below.

AFFO Compound =     [AFFO from Ending Period ^ (1/3)] Minus 1.0
Annual Growth         AFFO from Beginning Period

“AFFO from Ending Period” is AFFO for the period from October 1, 2020 through September 30, 2021.

“AFFO from Beginning Period” is AFFO for the period from October 1, 2017 through September 30, 2018.
In the case of Messrs. Chapman, Ammann and Ms. Gutermuth only, the AFFO growth metric is based on the AFFO growth of AltaGas specifically and is based on AFFO growth per share.

Washington Gas Light Company
Part III

AFFO Compound Growth* Performance of WGL	AFFO Growth Factor
Maximum	200%
Target	100%
Threshold	50%
Less than Threshold	0%
*AFFO Compound Growth Per Share of AltaGas for Messrs. Chapman and Ammann and for Ms. Gutermuth.
Payout for performance that does not fall directly on one of the points listed in the left column will be interpolated between the points listed in the columns on a straight-line basis.
In the event of an internal reorganization of WGL Holdings, Washington Gas or AltaGas, or other corporate event that would cause a material change to the constituent components of the WGL Holdings, Washington Gas or AltaGas Ltd. or a disposal of a significant portion of assets, measurement of actual results for AFFO and the AFFO Compound Growth Performance target for the performance period shall be adjusted accordingly such that the measurement of both actual results and the target are consistently calculated over the performance period. The adjustments will be approved by the Washington Gas Light Company Board of Directors.
AltaGas Performance Factor:
The AltaGas Performance Factor is based on AltaGas’ TSR compared to the following two groups in equal weighting: (i) the S&P/TSX Composite Index (excluding organizations with market capitalization less than $2 billion), and (ii) the AltaGas Peer Group set out in the most recent AltaGas information circular prior to the end of the performance period.
TSR Calculation:

Total Shareholder Return =	Change in Stock Price + Dividends Paid
Beginning Stock Price
Beginning stock price is calculated as the average of the closing prices as reported on the Toronto Stock Exchange (TSX) for the 20 trading days ending immediately prior to the first calendar day of the performance period. Ending stock price is calculated as the average closing price for the last 20 trading days of the performance period.
The AltaGas Performance Factor will be determined based on AltaGas’ percent rank against each of the comparator groups.

Percent Rank	AltaGas Performance Factor
75th Percentile or Above	120%
50th Percentile	100%
Below 25th Percentile	80%
Payout for performance that does not fall directly on one of the points listed in the left column will be interpolated between the points listed in the columns on a straight-line basis.
Restricted Unit Awards
Twenty percent of the value of the LTI grant for the Transition Period was granted as restricted units. One-third of the units granted will vest on each of the first three anniversary dates of the grant assuming AltaGas pays a dividend over the 12-month period prior to each vesting date. If AltaGas does not pay a dividend during each year of the performance period, the restricted units that would have otherwise vested will be forfeited. In the event of the Named Executive Officer’s retirement during the performance period, awards will be prorated based on the number of months worked in the performance period. If the Named Executive Officer leaves Washington Gas before the performance period ends for any other reason, he or she will forfeit any payouts for the performance period. Upon death or disability, however, the HR Committee has discretion to prorate awards based on the number of months worked in the performance period. For information on the impacts of a change in control to performance-based restricted units, please see the section entitled “Severance/Change in Control Protections” below.

Washington Gas Light Company
Part III

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
On December 18, 2009, the DC SERP was adopted. Employees hired or promoted after December 31, 2009 are eligible to participate in the DC SERP. Employees who were executives on December 31, 2009 had the option either to remain in the DB SERP or to join the DC SERP. Closing the DB SERP to new participants and creating the DC SERP enabled Washington Gas to: (i) reduce its risk, (ii) provide greater predictability of its long-term financial obligations, and (iii) align executive compensation with prevailing market practices. On December 19, 2009, the Board also adopted the Defined Benefit Restoration Plan and the Defined Contribution Restoration Plan. The Defined Benefit Restoration Plan provides supplemental pension benefits to employees selected by the Board of Directors who are not participants in the DB SERP. The Defined Contribution Restoration Plan provides supplemental retirement benefits to employees who are not participants in the DB SERP and whose base salary exceeds the limit set forth in Section 401(a)(17) of the Internal Revenue Code. The benefits provided under the DC SERP were designed to be at the market median and competitive with those offered by other gas and electric utilities.
Messrs. Chapman, Ammann, Staebler and Frye participate in the DB SERP. Ms. Gutermuth and Ms. Thornton (prior to her retirement) participate in the DC SERP and DC Restoration, and Ms. Gutermuth also participates in the DB Restoration.
The DB SERP, DC SERP, DB Restoration and DC Restoration each include “clawback” provisions that require a participant to forfeit benefit payments under certain circumstances. Under this clawback provision, if a plan participant willfully performs any act or willfully fails to perform any act, and such act or such failure to act may result in material discredit or substantial detriment to Washington Gas, then upon a majority vote of the Board, the participant (and his or her surviving spouse or other beneficiary) will forfeit any benefit payments owing on and after a date fixed by the Board. After this fixed date, Washington Gas will have no further obligation under the plan to the participant, his or her spouse or any beneficiary. Also, under the clawback provision, if a participant has received a lump-sum benefit, the participant or the beneficiary would be required to return a proportionate share of that lump sum payment to Washington Gas.

Washington Gas Light Company
Part III

See “Pension and Other Retirement Benefits” later in this Form 10-KT for a discussion of other aspects of the Pension Plan, the DB SERP, the DC SERP, the Defined Benefit Restoration Plan and the Defined Contribution Restoration Plan.
Severance/Change in Control Protections
Pursuant to the WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives (the “CIC Plan”), certain executive officers are entitled to limited severance benefits in the event of a change in control of WGL Holdings or Washington Gas, including the Merger. These benefits include a cash severance benefit equal to a pro-rata STI payment and two or three years’ worth of target-level compensation upon the occurrence of both a change in control and either: (i) an involuntary termination of employment or (ii) a voluntary termination with good reason (commonly referred to as a “double-trigger”). Certain executives who were previously participating in the CIC Plan have waived all or part of their CIC benefits as part of a retention agreement.
Change-in-control severance provisions were designed to reward executives for remaining employed with us during a time when their prospects for continued employment following a corporate transaction may be uncertain. We chose to provide such protections so that executives would remain with Washington Gas and focused on shareholders’ and customers’ interests during the change in control. This strategy served to retain a stable executive team during the transition process.
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
In addition to the CIC Plan, all LTI grants outstanding at the Merger, including grants made in early FY2018, reflected double-trigger vesting upon a change in control. LTI grants awarded during the Transition Period contain a similar change in control provision, but it could only be triggered by a change in control of Washington Gas or WGL Holdings subsequent to the Merger.
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
See “Potential Payments Upon Termination or Change in Control - Change in Control Severance Plan for Certain Executives” later in this Form 10-KT for a discussion of the other aspects of the CIC Plan.
Perquisites
Our limited perquisites are not designed to reward any particular performance or behavior. We choose to provide them to Named Executive Officers only when the perquisite provides competitive value and promotes retention of executives.
We have a program of income tax, estate and financial planning services for our executive officers. We pay the actual cost of these services provided to the executive officer up to a pre-determined ceiling. We also pay the cost of certain other perquisites for executive officers, including parking at our offices, a vehicle allowance, and an annual physical examination. Benefits available to the Named Executive Officers are noted in the footnotes to the Summary Compensation Table. The values of perquisites provided to each Named Executive Officer in the Transition Period are included as a component of the figure that is reported in Column (i) of the Summary Compensation Table in this Form 10-KT.
Employment/Retention Agreements
We entered into various employment, retention or termination agreements with certain executives at or shortly after the Merger.

Washington Gas Light Company
Part III

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

Ammann Agreement
On July 6, 2018, WGL appointed Mr. Ammann Executive Vice President of WGL and Washington Gas, respectively. Mr. Ammann also retained his title as Chief Financial Officer of each of WGL and Washington Gas. In connection with his appointments, Mr. Ammann entered into a letter agreement with Washington Gas, as amended November 16, 2018, which provides for an annual salary of $525,000, a target STI opportunity of 70% of salary and an expected LTI award grant value of 130% of his then-current salary. In connection with the agreement, Mr. Ammann received a retention bonus of $2,348,200 in exchange for relinquishing certain severance rights he had under the CIC Severance Plan.

Gutermuth Agreement
On July 6, 2018, WGL appointed Ms. Gutermuth Executive Vice President and Chief Administrative Officer of WGL and Washington Gas. On July 11, 2018, Ms. Gutermuth entered into a letter agreement with Washington Gas which provided for an annual salary of $479,000, a target STI opportunity of 60% of salary and an expected LTI award grant value of 110% of her then-current salary. In connection with the agreement, Ms. Gutermuth received a retention bonus of $1,557,800, payable in two annual installments, in exchange for relinquishing certain severance rights she had under the CIC Severance Plan.

Thornton Agreement
On December 5, 2018, Ms. Thornton, who served as Senior Vice President and Merger Transition Counsel until November 30, 2018, entered into a Separation Agreement and General Release, which provides that Ms. Thornton’s resignation constitutes a “Good Reason Resignation” under the CIC Severance Plan. In connection with her Good Reason Resignation, Ms. Thornton received, under the CIC Severance Plan, the following: (i) a cash severance payment of $1,892,550 (which was downwardly adjusted to remain under the limit for deductible payments under Section 280G of the Internal Revenue Code in accordance with her agreement and the Company’s CIC Severance Plan), which amount equals the sum of (A) three (3) times the sum of her base salary and target short-term incentive; (ii) continued medical and dental coverage under the Company’s plan(s) for the 18-month period following her resignation date (at the Company’s cost) and a medical and dental benefit continuation payment to cover the cost of such coverage for the next 18-month period, together with additional cash payments to compensate Ms. Thornton for any income taxes payable in connection with such medical and dental benefits; and (iii) reimbursement for up to $25,000 in outplacement services. Additionally, pursuant to the terms set forth in the Company Disclosure Schedules to the Agreement and Plan of Merger, dated as of January 25, 2017 between WGL Holdings, Inc. and AltaGas Ltd. (the “Merger Agreement”), the vesting of Ms. Thornton’s Post-Signing Company Equity Awards (as defined in the Merger Agreement) was accelerated upon her resignation.

Staebler Agreement
On August 1, 2018, Mr. Staebler entered into a letter agreement with Washington Gas providing him the opportunity to earn a special cash retention bonus payable in two equal annual installments totaling $732,000.00, subject to certain conditions and contingencies.

Frye Agreement
On August 1, 2018, Mr. Frye entered into a letter agreement with Washington Gas providing him the opportunity to earn a special cash retention bonus payable in two equal annual installments totaling $676,800 subject to certain conditions and contingencies.

Washington Gas Light Company
Part III

FY2019 Compensation
No target compensation adjustments were made for the Named Executive Officers for FY2019 as compared to the Transition Period.
FY2019 Short-Term Incentive Compensation
The FY2019 short-term incentive design will be essentially the same as for FY2018 as described in our Form 10-K filed with the SEC on November 20, 2018. Payouts will depend on the achievement of corporate and individual performance goals, will range from 0% - 150% of target opportunity using a similar scale as in FY2018, and will maintain all 13 corporate FY2018 performance factors. These performance factors are consistent with the performance factors historically used by the Company and as described in our Form 10-K filed with the SEC on November 20, 2018. Two additional factors have been added to measure achievement of predetermined Merger commitment goals and supply chain savings. Most of the goals will be measured on a 15-month basis (October 1, 2018 - December 31, 2019). Where the calculation of 15-months results is not practical or meaningful (e.g., Utility ROE), a goal will be measured on a 12-month basis (January 1, 2019 - December 31, 2019).
At its December 14, 2018 meeting, the Board approved FY2019 performance goals and targets that will govern payouts under the plan. The corporate performance goals making up our FY2019 corporate scorecard recognize that investors in a regulated utility achieve their investing objectives when customers are well-served through reliable, efficient operations. Washington Gas’ FY2019 performance goals include multiple metrics in several corporate performance categories related to: rewarding investors, safe delivery, customer value, performance improvement, supplier diversity, sustainability, employer of choice, reliable supply, achievement of Merger commitment goals and supply chain savings. As noted above, for FY2019, the Board approved a formulaic calculation for the Corporate Factor, involving the assignment of specific weightings for each corporate scorecard goal. Under this methodology, each scorecard goal is assigned a specific percentage weighting, which collectively total 100%. An indicative corporate factor is then determined as follows (using straight line interpolation between the values indicated):

Percent met or exceeded (by weighting)	Indicative Corporate Factor
At least 95%	1.5
70%	1.0
50%	0.6
Less than 50%	0
In most cases, the indicative corporate factor will be the Corporate Factor. However, the HR Committee retains discretion to reduce the Corporate Factor (including to set the Corporate Factor at zero) as it deems appropriate. The HR Committee might exercise this negative discretion, for example, if Washington Gas’ financial performance for the fiscal year was significantly below expectations or if Washington Gas’ performance was otherwise substantially below expectations in a way that was not adequately reflected by the application of this methodology.
The corporate scorecard goals measure the results of short-term activities that drive the long-term strategic objectives of Washington Gas. The performance targets are intended to challenge Washington Gas and its executive officers to achieve significant accomplishments in each of these areas.
Timing of Compensation
We granted Transition Period LTI awards effective October 1, 2018, the first day of the Transition Period. Awards for Messrs. Chapman and Ammann and Ms. Gutermuth were effective December 17, 2018. Short-term incentive payouts for the 15-month performance period will be made in March 2020. In order to comply with the merger commitment to maintain employee compensation and benefits, in aggregate, at least as favorable as they were prior to the Merger, the Company will pay a first installment of the incentive for this 15-month period incentive in March 2019 following the end of the Transition Period. The purpose of this Transition Period incentive payment is to avoid more than 12 months between incentive payments to employees. The Transition Period payment made in March 2019 will be a three-month payment at target, or 25% of an annualized payment at target. The payment made in March 2020 will be based on the results of the 15-month performance period, net of the March 2019 Transition Period payment. The HR Committee has the discretion to make awards at any time.
Following is a discussion of the timing of compensation decisions for the Transition Period:

•	Base salary changes for the Transition Period were determined at the September 17, 2018 HR Committee meeting and the September 18, 2018 Board meeting and implemented on October 1, 2018;

Washington Gas Light Company
Part III

•
Performance unit and restricted unit grants were approved at the September 17, 2018 HR Committee meeting for grants effective on October 1, 2018 (or December 17, 2018 in the case of Messrs. Chapman and Ammann and Ms. Gutermuth); and

•	Transition Period STI payments for the Transition Period were approved at the HR Committee meeting held on January 29, 2019 and the Board meeting held on February 21, 2019.
Impact of Prior Compensation
Amounts realizable from prior compensation did not serve to increase or decrease Transition Period compensation amounts.
Factors Considered in Decisions to Increase or Decrease Compensation Materially
As described above, existing pay levels, market data, retention needs, performance and internal pay equity have been the primary factors considered in decisions to increase or decrease compensation opportunities materially. Corporate performance and individual performances are the primary factors in determining the ultimate value of those compensation opportunities.
Role of Executive Officers
Mr. Chapman, our President and CEO, recommended to the HR Committee the compensation opportunities for the other Named Executive Officers. Mr. Chapman was not involved in determining his own compensation. None of the other Named Executive Officers had any role in determining their executive compensation.
Compensation Risk Evaluation
For the fiscal year ended September 30, 2018, Meridian conducted an update of a risk evaluation of Washington Gas’ compensation policies and practices for all employees, including executives. Meridian has updated the risk evaluation every year since it was first conducted in 2011. Management reviewed the evaluation results with the HR Committee and Meridian. The goal of the evaluation was to identify any features of Washington Gas’ compensation policies and practices that could encourage excessive risk-taking. The evaluation utilized a process that inventoried existing incentive plans and their salient features and examined design and administrative features of these plans to determine risk-aggravating or risk-mitigating factors.
In order to focus employees on performance objectives that promote the best interests of Washington Gas and its shareholders, short-term and long-term incentive-based compensation is linked to the achievement of measurable financial and business goals and, in the case of short-term incentives, individual performance goals. The risk evaluation conducted by Meridian found that these arrangements are coupled with compensation design elements and other controls that discourage business decision-making focused solely on compensation consequences, and thus mitigate risk.
Based on the results of the 2018 evaluation and the consistency of our Transition Period compensation program, we believe that our executive compensation program reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards associated with executive roles. The following features of our executive incentive compensation program illustrate this point:

•	Our performance goals and objectives reflect a balanced mix of performance measures to avoid excessive weight on a certain goal or performance measure;
•Our annual and long-term incentives provide a defined and capped range of payout opportunities;

•	Total direct compensation levels are heavily weighted towards long-term, incentive awards with vesting schedules that fully materialize over a number of years; and

•	Long-term incentive awards are granted annually so executives always have unvested awards that could decrease significantly in value if our business is not managed for the long term.
Based on the above combination of program features, we believe that: (i) our executives are encouraged to manage Washington Gas in a prudent manner, and (ii) our incentive programs are not designed in a manner to encourage our senior business leaders to take risks that are inconsistent with the best interests of Washington Gas’ customers, shareholder and other stakeholders.
CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median Transition Period total compensation of all of our employees and the Transition Period total compensation of our CEO, Mr. Chapman. For the

Washington Gas Light Company
Part III

Transition Period, the median of the annual total compensation of all employees of Washington Gas (other than Mr. Chapman) was $28,204. The total compensation of Mr. Chapman was $2,143,549, which reflects his total Transition Period compensation as reported in the Summary Compensation Table for the Transition Period included elsewhere in this Form 10-KT. Based on this information, for the Transition Period, the ratio of the annual total compensation of Mr. Chapman to the median of the Transition Period total compensation of all employees of Washington Gas (other than Mr. Chapman) was 76 to 1.
The ratio of the Transition Period total compensation of Mr. Chapman to the median of the total compensation of all employees of Washington Gas (other than Mr. Chapman) presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. This ratio is not comparable to the ratios reported by other public companies, because each company uses its own assumptions, methodologies and estimates when computing the ratios.
To identify the median of the total compensation of all our employees, as well as to determine the total compensation of our median employee and Mr. Chapman, we took the following steps:

•
We determined that, as of December 31, 2018, our employee population consisted of approximately 1,559 individuals, with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees, and does not include any independent contractors that we have engaged.

•
To identify the median employee from our employee population, we compared the amount of total compensation (consisting of salaries and overtime) of our employees as reflected in our payroll records as of December 31, 2018. We identified our median employee using this compensation measure, which was consistently applied to all employees included in the calculation.

•
Once we identified our median employee, we combined all of the elements of such employee’s compensation for the Transition Period in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in Transition Period total compensation of $28,204.

•	For the Transition Period total compensation of Mr. Chapman, we used the amount reported in the “Total” column (column (j)) of our 2018T Summary Compensation Table included in this Form 10-KT.
This information is being provided for compliance purposes. Neither the HR Committee, which oversees executive compensation, nor the management of Washington Gas used the pay ratio measure in making any compensation decisions.

COMPENSATION OF EXECUTIVE OFFICERS
The following tables and related footnotes and discussion present information about compensation for the Named Executive Officers. The “Summary Compensation Table” on the next page quantifies the value of the different forms of compensation awarded to, earned by, or paid to Named Executive Officers in FY 2016, FY 2017, FY 2018 and 2018T.
The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The “Grants of Plan-Based Awards in 2018T” table and the description of the material terms of the performance shares and performance units granted in 2018T that follows it provide information regarding the long-term equity incentives awarded to Named Executive Officers that are reported in the Summary Compensation Table.
The “Pension and Other Retirement Benefits” and “Non-Qualified Deferred Compensation” tables and the related description of the material terms of the retirement plans describe each Named Executive Officer’s retirement benefits and deferred compensation to provide context to the amounts listed in the Summary Compensation Table.

Washington Gas Light Company
Part III

Summary Compensation Table for 2018T
The following table presents information about compensation for the Named Executive Officers. It includes compensation awarded to, earned by or paid to the Named Executive Officers during FY 2016, FY 2017, FY 2018 and 2018T.

Name and Principal Position(1) (a)	Fiscal Year (b)	Salary (c)	Bonus(2) (d)	Stock Awards(3) (e)	Non-Equity Incentive Compensation(4) ($) (g)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(5) ($) (h)	All Other Compensation(6) ($) (i)	Total ($) (j)
Adrian P. Chapman	2018T	$158,795	$134,975	$1,279,152	$—	$561,509	$9,118	$2,143,549
President and Chief	2018	$588,873	$3,059,500	$1,040,388	$534,742	$258,258	$1,246,947	$6,728,708
Executive Officer	2017	$561,000	$65,000	$1,085,482	$453,000	$378,650	$38,450	$2,581,582
	2016	$556,000	$—	$1,084,302	$542,000	$1,432,814	$39,331	$3,654,447
Vincent L. Ammann, Jr.	2018T	$132,329	$92,630	$769,860	$—	$380,968	$4,921	$1,380,708
Executive Vice President	2018	$494,364	$2,348,200	$629,171	$356,779	$418,322	$758,380	$5,005,216
and Chief Financial Officer	2017	$470,000	$40,000	$656,840	$315,000	$688,096	$31,115	$2,201,051
	2016	$465,000	$—	$655,034	$329,000	$1,016,318	$30,513	$2,495,865
Luanne S. Gutermuth	2018T	$121,995	$73,197	$600,547	$—	$51,892	$29,675	$877,305
Executive Vice President and	2018	$479,000	$—	$526,828	$339,491	$28,221	$714,629	$2,088,169
and Chief Administrative Officer	2017	$465,000	$35,000	$549,954	$322,000	$240,638	$95,710	$1,708,302
	2016	$450,000	$—	$536,352	$290,000	$396,861	$83,187	$1,756,400
Douglas A. Staebler(7)	2018T	$100,822	$55,452	$451,200	$—	$209,592	$5,167	$822,233
Senior Vice President -
Utility Operations

Marcellous P. Frye, Jr.(7)	2018T	$95,529	$47,764	$384,761	$—	$137,232	$3,530	$668,816
Vice President - Economic
Development and Strategy

Leslie T. Thornton	2018T	$68,019	$—	$—	$—	$—	$1,403,037	$1,471,056
Former Senior Vice President and Merger	2018	$407,000	$—	$447,654	$242,038	$—	$638,557	$1,735,249
Transition Counsel	2017	$395,000	$35,000	$467,187	$223,000	$—	$117,437	$1,237,624
	2016	$390,000	$—	$464,855	$276,000	$—	$112,182	$1,243,037

(1)The principal positions shown are as of February 15, 2019. Please note that column (f) “Option Awards” has been omitted in accordance with SEC rules because no such compensation was awarded to, earned by, or paid to the Named Executive Officers during 2018T, FY 2018, FY 2017 or FY 2016.
(2)Bonus consists of a pro-rated short-term incentive payment paid at target to the executive.
(3)For 2018T, stock awards consist of performance units and restricted units. For a description of the vesting conditions of performance units and restricted units, see “Long-Term Incentive Compensation” in the CD&A. For prior years, stock awards consist of performance shares and performance units. Vesting conditions of prior year awards are discussed in the Washington Gas Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on November 20, 2018. These amounts represent the aggregate grant date fair value of the long-term incentive awards computed in accordance with FASB ASC Topic 718. The amounts in column (e) include the aggregate grant date fair values for all long-term incentive awards granted in each year. The aggregate grant date fair values of the awards in column (e), assuming that maximum payouts are achieved, are as follows: 2018T: Mr. Chapman - $2,041,200; Mr. Ammann - $1,228,500; Ms. Gutermuth - $958,320; Mr. Staebler - $720,000; and Mr. Frye - $613,980. For FY2018, Mr. Chapman - $1,820,681; Mr. Ammann - $1,101,057; Ms. Gutermuth - $921,966; and Ms. Thornton - $783,405. For FY 2017: Mr. Chapman - $1,918,534; Mr. Ammann - $1,160,943; Ms. Gutermuth - $972,001; and Ms. Thornton - $825,714. For FY 2016: Mr. Chapman - $1,918,433; Mr. Ammann - $1,158,916; Ms. Gutermuth - $948,944; and Ms. Thornton - $822,444. For a discussion of the assumptions and methodologies used to calculate the amounts in column (e), see the discussions of current awards and prior year awards contained in Note 10 (Stock-Based Compensation) to the Washington Gas Financial Statements, included elsewhere in this Form 10-KT. The actual amount ultimately realized by a Named Executive Officer from the disclosed awards listed under column (e) will likely vary based on a number of factors, including our actual operating performance, stock price fluctuations, and differences from the valuation assumptions used and the timing of applicable vesting. For information regarding the treatment of stock awards pursuant to the Merger, please refer to the discussion of prior year awards contained in Note 10 (Stock-Based Compensation) to the Washington Gas Financial Statements, included elsewhere in this Form 10-KT.
(4)The amounts shown in column (g) constitute the prior year short-term incentive payouts made to the Named Executive Officers as described in the Washington Gas Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on November 20, 2018.
(5)Column (h) reflects pension accruals for the officers, except for Ms. Thornton. Ms. Thornton is not a participant in the Pension Plan. There are no above market or preferential earnings on compensation deferred on a basis that is not tax-qualified, including such earnings on non-qualified contribution plans.

Washington Gas Light Company
Part III

The pension accrual amounts represent the difference in present value (measured at the respective fiscal year-end dates shown in the table) based on assumptions shown in the text following the “Pension and Other Retirement Benefits” table set forth later in this Form 10-KT.
(6)The amounts in column (i) represent the values of perquisites and matching contributions under the 401(k) Plan and, with respect to Mses. Gutermuth and Thornton, the amount of company contributions under the DC SERP and the Defined Contribution Restoration Plan. The value of perquisites is set forth in the “Perquisites” table. Also included in column (i) is the additional value realized by each Named Executive Officer related to the acceleration of the officer's 2016 and 2017 long-term incentive awards, which is calculated as the difference between the originally reported grant date fair value of the award and the amount paid out to the individual upon the close of the Merger and, for purposes of the Summary Compensation Table, includes dividend equivalents. The Named Executive Officers received the following amounts as additional value realized in connection with the acceleration of the 2016 and 2017 awards: Mr. Chapman - $1,202,558; Mr. Ammann - $727,311; Ms. Gutermuth - $604,353; and Ms. Thornton - $516,906. The following Named Executive Officers received the following amounts as matching contributions under the 401(k) Plan during 2018T: Mr. Chapman - $0; Mr. Ammann - $0; Ms. Gutermuth - $0; Mr. Staebler - $0; Mr. Frye - $0; and Ms. Thornton - $0. The following Named Executive Officers received the following amounts as matching contributions under the 401(k) Plan during FY 2018: Mr. Chapman - $10,671; Mr. Ammann - $11,000; Ms. Gutermuth - $11,000; and Ms. Thornton - $9,421. The following Named Executive Officers received the following amounts as matching contributions under the 401(k) Plan during FY 2017: Mr. Chapman - $10,357; Mr. Ammann - $10,800; Ms. Gutermuth - $10,800; and Ms. Thornton - $10,800. The following Named Executive Officers received the following amounts as matching contributions under the 401(k) Plan during FY 2016: Mr. Chapman - $10,302; Mr. Ammann - $10,600; Ms. Gutermuth - $10,600; and Ms. Thornton - $10,600. The company contributions to the DC SERP and the Defined Contribution Restoration Plan for Ms. Gutermuth were $24,982 for 2018T, $69,374 for FY2018, $61,328 for FY 2017 and $50,634 for FY 2016. The company contributions to the DC SERP, the Defined Contribution Restoration Plan and the enhanced benefit under the 401(k) Plan for Ms. Thornton were $20,971 for 2018T, $91,690 in FY2018, $87,201 in FY 2017 and $82,708 in FY 2016. In addition to the foregoing items, the amount reported for Ms. Thornton includes amounts paid or payable to her in connection with change in control severance benefits ($1,379,510).
(7) Messrs. Staebler and Frye were not Named Executive Officers prior to 2018T.

Perquisites
We have a program of income tax, estate and financial planning services for our executive officers. We pay the actual cost of these services provided to the executive up to a pre-determined ceiling depending on the level of the executive officer. The highest amount provided to any executive under the income tax, estate and financial planning program is $10,000 per year. We also pay the cost of certain other perquisites for executive officers, including: parking at our headquarters building, a vehicle allowance, and an annual physical examination. The Named Executive Officers also have limited ability to obtain company tickets to sporting and entertainment events for personal use, for which there is no incremental cost to the company.
The following table sets forth the incremental value of perquisites for the Named Executive Officers in 2018T included in the “All Other Compensation” column (i) of the Summary Compensation Table above.
2018T INCREMENTAL COST OF PERQUISITES PROVIDED TO NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Tax and Financial Counseling ($)	Vehicle Allowance ($)	Parking ($)	Physical ($)	Insurance ($)	Tax Gross-up ($)	Total ($)
Adrian P. Chapman	2018T	$3,308	$2,100	$1,200	$—	$600	$1,910	$9,118
President and Chief
Operating Officer
Vincent L. Ammann, Jr.	2018T	$—	$2,100	$1,200	$—	$600	$1,021	$4,921
Senior Vice President and
Chief Financial Officer
Luanne S. Gutermuth	2018T	$—	$2,100	$1,020	$—	$600	$973	$4,693
Senior Vice President, Shared
Services and Chief Human Resources Officer
Douglas A. Staebler	2018T	$—	$2,100	$1,020	$—	$588	$1,459	$5,167
Senior Vice President -
Utility Operations
Marcellous P. Frye, Jr.	2018T	$—	$2,100	$1,020	$—	$—	$410	$3,530
Vice President - Economic
Development and Strategy
Leslie T. Thornton	2018T	$—	$1,400	$800	$—	$356	$—	$2,556
Former Senior Vice President
and Merger Transition Counsel

Washington Gas Light Company
Part III

The amounts set forth in the “tax gross-up” column in the above table represent the amount of taxes paid by Washington Gas on behalf of officers relating to life insurance coverage with benefits in excess of $50,000. We provide the executive officers (and all employees) life insurance equal to one times the employees’ salary. Under the Internal Revenue Code, the cost of the first $50,000 of life insurance paid by us is not taxable income to the employee. However, the premium we paid for insurance in excess of $50,000 is taxable income (imputed income) to the employee. Washington Gas “grosses up” the income of the Named Executive Officers for the taxes on this imputed income (i.e., we pay the taxes for the Named Executive Officers on this imputed income). The imputed income amount and the amount of the tax gross-up are both taxable income to the Named Executive Officer. The amounts under the column entitled, “Insurance” in the above table represent the premiums paid by Washington Gas for the respective Named Executive Officer’s long-term care and imputed income for life insurance.

Washington Gas Light Company
Part III

Grants of Plan-Based Awards in 2018T
The following Grants of Plan-Based Awards table sets forth information concerning the range of short-term incentive opportunities and opportunities under grants of performance units and restricted units to our Named Executive Officers during 2018T. The grants in the following table were made under the 2016 Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name (a)	Grant Date (b)	Threshold(2) ($) (c)	Target ($) (c)	Maximum ($) (e)
Adrian P. Chapman
Short-term Incentive	N/A	$187,425	$535,500	$803,250
ROE Performance Units	12/17/2018	$181,440	$453,600	$907,200
AFFO Performance Units	12/17/2018	$181,440	$453,600	$907,200
Restricted Units	12/17/2018	$226,800	$226,800	$226,800
Vincent L. Ammann, Jr.
Short-term Incentive	N/A	$128,625	$367,500	$551,250
ROE Performance Units	12/17/2018	$109,200	$273,000	$546,000
AFFO Performance Units	12/17/2018	$109,200	$273,000	$546,000
Restricted Units	12/17/2018	$136,500	$136,500	$136,500
Luanne S. Gutermuth
Short-term Incentive	N/A	$101,640	$290,400	$435,600
ROE Performance Units	12/17/2018	$85,184	$212,960	$425,920
AFFO Performance Units	12/17/2018	$85,184	$212,960	$425,920
Restricted Units	12/17/2018	$106,480	$106,480	$106,480
Douglas A. Staebler
Short-term Incentive	N/A	$77,000	$220,000	$330,000
ROE Performance Units	10/1/2018	$64,000	$160,000	$320,000
AFFO Performance Units	10/1/2018	$64,000	$160,000	$320,000
Restricted Units	10/1/2018	$80,000	$80,000	$80,000
Marcellous P. Frye, Jr.
Short-term Incentive	N/A	$66,325	$189,500	$284,250
ROE Performance Units	10/1/2018	$54,576	$136,440	$272,880
AFFO Performance Units	10/1/2018	$54,576	$136,440	$272,880
Restricted Units	10/1/2018	$68,220	$68,220	$68,220
Leslie T. Thornton
Short-term Incentive	N/A
ROE Performance Units	N/A
AFFO Performance Units	N/A
Restricted Units	N/A

Washington Gas Light Company
Part III

Note that columns (f), (g) and (h) under "Estimated Future Payouts Under Equity Incentive Plan Awards and columns (i) “All Other Stock Awards,” (j) “All Other Option Awards: Number of Securities,” and (k) “Exercise Price of Option Awards,” have been omitted in accordance with SEC rules because no such compensation was awarded to, earned by, or paid to the Named Executive Officers during 2018T.
No consideration was paid by any of the Named Executive Officers for the awards listed in the “Grants of Plan-Based Awards” table.

(1)Amounts in these columns represent the threshold, target and maximum payouts under our short-term incentive program based on FY 2019 performance, and the threshold, target and maximum payouts under our performance unit and restricted unit program for the 36-month performance period from October 1, 2018 through September 30, 2021.
(2)Threshold payout for non-equity incentive awards (as it relates to performance units) reflect payout amounts if the ROE Ratio achieved is 90%, the Compounded AFFO Growth achieved is 50%, and the TSR Modifier achieved is 80%. Threshold payout for non-equity incentive awards (as it relates to short-term incentive awards) equal to 35% of the target award and are based on the minimum individual factor and corporate factors for which a payout will be made. Although performance unit grants are considered equity incentive plan awards, the estimated future payouts under these grants are included in these columns because awards are denominated in dollars and paid out in cash, rather than shares of stock.
Options
WGL has not granted stock options since October 1, 2006 because WGL’s compensation program changed to eliminate granting stock options and to begin granting performance shares and performance units, and none of the Named Executive Officers owned stock options during 2018T.
Outstanding Equity Awards at 2018T Period End
The Outstanding Equity Awards at Year End table has been omitted from this Form 10-KT because all equity awards outstanding at the time of the Merger were either vested upon close of the Merger or were converted to cash awards. No equity awards were outstanding as of the end of the Transition Period.
Stock Vested in 2018T
The Stock Vested table has been omitted from this Form 10-KT because all equity awards outstanding at the time of the Merger were either vested upon close of the Merger or were converted to cash awards. As the company no longer has equity awards outstanding, no stock vested during the Transition Period.

Non-Qualified Deferred Compensation
The following table presents information regarding the contributions to and earnings on the Named Executive Officers’ deferred compensation balances during 2018T, and also shows the total deferred amounts for the Named Executive Officers at the end of 2018T.

Name (a)	Plan	Executive Contributions in Last Quarter (b)	Registrant Contributions in Last Quarter ($) (c)	Aggregate Earnings in Last Quarter ($) (d)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last Quarter ($) (f)
Adrian P. Chapman	n/a	—	—	—	—	—
Vincent L. Ammann, Jr.	n/a	—	—	—	—	—
Luanne S. Gutermuth(1)	DC SERP/ DC Restoration	—	$24,983	$(34,204)	—	$471,314
Douglas A. Staebler	n/a	—	—	—	—	—
Marcellous P. Frye, Jr.	n/a	—	—	—	—	—
Leslie T. Thornton (2)	DC SERP/ DC Restoration		$20,971	$(20,771)		$452,598

(1)Ms. Gutermuth received the indicated amounts as a participant in the DC SERP and the DC Restoration Plan. The terms of these plans are described under the “Pension and Other Retirement Benefits” section of this Form 10-KT. The amount indicated under column (f) reflects the $435,755 in the DC SERP, in which Ms. Gutermuth was 100% vested as of the end of 2018T, and $35,560 in the DC Restoration Plan, in which Ms. Gutermuth was 100% vested as of the end of 2018T.
(2)Ms. Thornton received the indicated amounts as a participant in the DC SERP and the DC Restoration Plan. The terms of these plans are described under the “Pension and Other Retirement Benefits” section of this Form 10-KT. The amount indicated under column (f) reflects $390,454 in the DC SERP, in which Ms. Thornton was 100% vested as of the end of 2018T, and $62,144 in the DC Restoration Plan, in which Ms. Thornton was 100% vested as of the end of 2018T.

Washington Gas Light Company
Part III

Pension and Other Retirement Benefits
The following table and related discussion describes the present value of accumulated benefits payable under the Pension Plan (a qualified plan), the DB SERP (a non-qualified plan) and the Defined Benefit Restoration Plan (a non-qualified plan).

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)
Adrian P. Chapman	Pension Plan	37.0	$1,523,505
	DB SERP	30.0	$7,083,730
Vincent L. Ammann, Jr.	Pension Plan	15.0	$642,237
	DB SERP	30.0	$5,063,090
Luanne S. Gutermuth	Pension Plan	20.5	$816,594
	DB Restoration	20.5	$634,516
Douglas A. Staebler	Pension Plan	13.5	$562,291
	DB SERP	28.5	$3,353,531
Marcellous P. Frye, Jr.	Pension Plan	13.5	$405,646
	DB SERP	26.5	$2,180,107
Prior to her retirement, Ms. Thornton was not a participant under the Pension Plan, the DB SERP or the DB Restoration plan.
The following actuarial assumptions were used in determining the amounts set forth in the “Pension and Other Retirement Benefits” table:

Measurement Date	December 31, 2018	September 30, 2018	September 30, 2017
Discount Rate
DB SERP and DB Restoration	4.30%	4.30%	3.60%
Pension Plan	4.40%	4.40%	3.90%
Pre-retirement Mortality	None	None	None
Post-retirement Mortality
The sex distinct RP-2014 Healthy Annuitant and Employee mortality tables with a base year of 2006 as published by the Society of Actuaries in October 2014, with generational mortality improvements projected forward from 2006 using the sex distinct MP-2018 mortality improvement scales

RP-2014 mortality tables with a base year of 2006 projected using the MP-2014 mortality improvement scale, adjusted to converge over 15 years to an ultimate rate of 0.75% at age 85, grading to 0% at age 115 in 2022

RP-2014 mortality tables with a base year of 2006 projected using the MP-2014 mortality improvement scale, adjusted to converge over 15 years to an ultimate rate of 0.75% at age 85, grading to 0% at age 115 in 2022

Retirement Age	65	65	65
Payment Form
Amount Earned After 12/31/2004 for DB	Actual 409A Lump Sum Election	Actual 409A Lump Sum Election	Actual 409A Lump Sum Election
SERP and DB Restoration	Reflecting a 2.10% Interest Rate	Reflecting a 2.10% Interest Rate	Reflecting a 2.10% Interest Rate
Qualified Pension Plan and Pre-409A DB SERP	Qualified Joint & Survivor Annuity	Qualified Joint & Survivor Annuity	Qualified Joint & Survivor Annuity
For a discussion of the assumptions and methodologies used to calculate the amounts reported in the “Pension and Other Retirement Benefits” table above, see the discussion contained in Note 9 (Pension and Other Post-Retirement Benefit Plans) to Washington Gas' Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part this Form 10-KT.
Summary of Retirement Benefits
Washington Gas provides retirement benefits to the Named Executive Officers under the terms of qualified and non-qualified defined-benefit and defined-contribution retirement plans.
Retirement benefits provide post-employment security to our employees. As of the end of 2018T, the following primary retirement benefit programs were available to the Named Executive Officers:

•	the 401(k) Plan, a tax-qualified defined-contribution plan in which the Named Executive Officers participate on the same terms as our other participating employees;

•	the Pension Plan, a tax-qualified, non-contributory pension plan covering all active employees (including executive officers) and vested former employees of Washington Gas;

Washington Gas Light Company
Part III

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
An early retirement benefit, discounted for age, is available to employees at age 55 with five years of accredited service. Employees age 55 or older having any combination of age and accredited service that equals 90 or more and employees with 30 years of accredited service may retire early without discounting their pension for age. As of the date of this Form 10-KT, of the Named Executive Officers, Mr. Chapman, our President and Chief Executive Officer, Mr. Ammann, our Chief Financial Officer, Ms. Gutermuth, our Chief Administrative Officer, and Mr. Staebler, our Senior Vice President - Utility Operations, are eligible to receive an early retirement benefit.
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
Defined Benefit Supplemental Executive Retirement Plan
Each Named Executive Officer, except Mses. Gutermuth and Thornton, participates in the DB SERP, which is a non-qualified, unfunded defined benefit retirement plan. The purpose of the DB SERP is to provide an additional incentive to attract and retain key employees designated by the Board. The Board of Washington Gas designates participants in the DB SERP.
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

Washington Gas Light Company
Part III

of years of plan service under the DB SERP, to a maximum of 30 years. There is a vesting schedule for the benefit that varies depending upon the point in time the individual became a participant in the DB SERP.
At normal retirement, the DB SERP participant is entitled to an annual benefit equal to the participant’s vested percentage of an amount equal to 2% of final average compensation multiplied by the number of years of benefit service, reduced by the amount of the normal retirement benefit paid under the Pension Plan and the amount of any other supplemental pension benefit provided by Washington Gas. Participants in the CIC Plan, described elsewhere in this Form 10-KT, may earn extra years of benefit service under the DB SERP in certain events of termination following a change in control, up to the maximum of 30 years of benefit service.
The DB SERP provides an unreduced retirement benefit at termination of employment at the normal retirement age of 65.
An early retirement benefit, discounted for age, is available to participants at age 55 with 10 years of benefit service. As of the date of this Form 10-KT, the three of the four Named Executive Officers who participate in the DB SERP, Mr. Chapman, our President and Chief Executive Officer, Mr. Ammann, our Chief Financial Officer, and Mr. Staebler, our Senior Vice President - Utility Operations, are eligible to receive an early retirement benefit under the DB SERP.
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
The DB SERP is unfunded. Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant's right to receive payments under the DB SERP will be no greater than the right of an unsecured general creditor of the company.
Defined Contribution Supplemental Executive Retirement Plan
The DC SERP provides supplemental retirement benefits to executive officers who: (i) are not participants in the DB SERP; and (ii) are selected by the Board to participate in the DC SERP. Subject to certain conditions, the DC SERP provides the following benefits to participating employees: (i) a company credit equal to 6% of total pay (base salary and incentive pay); (ii) matching credit equal to 4% of annual short-term incentive pay only; and (iii) for employees who do not participate in the Pension Plan, an incentive credit equal to 4-6% of annual short-term incentive pay only depending on years of service. Benefits will be credited each pay period to a bookkeeping account maintained on behalf of the participant. Participant accounts will be credited with notional earnings and reduced for notional losses based upon the performance of investment alternatives selected by participants. Benefits will be paid in a lump sum upon the participant’s termination of employment or disability (whichever occurs first). The DC SERP is unfunded. Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant’s right to receive payments under the DC SERP will be no greater than the right of an unsecured general creditor of the company. Mses. Gutermuth and Thornton are participants in the DC SERP, and Ms. Thornton receives the additional incentive credit for employees who do not participate in the Pension Plan.
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
Participant accounts are credited with notional earnings and reduced for notional losses based upon the performance of investment alternatives selected by participants. Participants generally will be 100% vested in their Defined Contribution Restoration Plan benefits at all times except in the case of certain terminations of employment. Benefits will be paid in a lump sum upon a participant’s termination of employment or disability (whichever occurs first). The Defined Contribution Restoration Plan is unfunded. Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant’s right to receive payments under the Defined Contribution Restoration Plan will be no greater than the right of an unsecured general creditor of the company. Mses. Gutermuth and Thornton are participants in the Defined Contribution Restoration Plan.

Washington Gas Light Company
Part III

Defined Benefit Restoration Plan
The Defined Benefit Restoration Plan provides supplemental retirement benefits to employees designated by the Board of Washington Gas who are not also participants in the DB SERP. The Defined Benefit Restoration Plan provides a retirement benefit that supplements the benefit payable under the Pension Plan. With certain exceptions, benefits under the plan vest over five years. Ms. Gutermuth is a participant in the Defined Benefit Restoration Plan.
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
Rabbi Trusts

Prior to the Merger closing, Washington Gas established rabbi trusts for the DB SERP, DC SERP, DB Restoration, and DC Restoration Plans.  Immediately prior to the closing, Washington Gas contributed funds to these trusts sufficient to fully satisfy all then outstanding benefit obligations under such plans.  These trusts remain subject to the claims of the general creditors of Washington Gas.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Change in Control Severance Plan for Certain Executives
Each of the Named Executive Officers listed in the Summary Compensation Table in this Form 10-KT participated in the CIC Plan prior to the Merger. Change in control protections under that Plan provided severance pay and, in some situations, vesting or payment of long-term incentive awards, upon the Merger. The change in control provisions under the CIC Plan were effective during the period of one year prior to, and two years following, a change in control of WGL or Washington Gas. The CIC Plan incorporated the definition of a change in control as defined in the Change in Control Policy (“CIC Policy”). The Merger qualified as a Change in Control.

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

As part of individual agreements entered into in connection with the Merger, certain CIC benefits were waived by Messrs. Chapman, Ammann and Ms. Gutermuth (see discussion under “Employment/Retention Agreements" earlier in this Form 10-KT). CIC benefits remaining at the end of the Transition Period were those detailed below, in the event the Named Executive Officer is terminated during the effective period for reasons other than cause, death or disability, or if the Named Executive Officer resigns for good reason:

•
for Messrs. Staebler and Frye, salary replacement benefits equal to the sum of the executive’s annual base salary plus annual target incentive bonus multiplied by two, net of any retention payment that has already been received;

•
for Messrs. Staebler and Frye, the product of the executive’s annual bonus and a fraction, the numerator of which is the number of days in the current fiscal year through the termination date, and the denominator of which is 365;

•	medical and dental replacement benefits for three years for Messrs. Chapman and Ammann; and such benefits for two years for Ms. Gutermuth and Messrs. Staebler and Frye;

Washington Gas Light Company
Part III

•
an additional three years of benefit service under the DB SERP for Messrs. Chapman, Ammann, and two years for Messrs. Staebler and Frye provided, in no event shall such additional service, when added to the executive’s DB SERP benefit service, exceed the maximum of 30 years (Ms. Gutermuth does not participate in the DB SERP; her benefits under the DC SERP and the DB Restoration were 100% vested upon the Merger);

•	for Messrs. Staebler and Frye, outplacement services of up to $25,000; provided that such services are incurred by the executive within 12 months of his or her termination.

Ms. Thornton received payout of her CIC benefits upon her retirement and is no longer eligible for further payments.
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
As part of the Merger, all outstanding FY2016 and FY2017 awards were vested and paid shortly after the Merger and FY2018 awards were converted to a dollar value. With the exception of Ms. Thornton's FY2018 award, which will be paid in 2019, the FY2018 converted awards remain outstanding and subject to double-trigger vesting upon termination within the effective period. In the case of Messrs. Chapman and Ammann, however, they are each entitled to full acceleration and payout of their FY2018 awards upon any termination of employment. Additionally, in the case of another change in control (other than the Merger), each of the other NEOs, other than Ms. Thornton, would be entitled to full acceleration and payout of their FY2018 awards upon termination of employment. Together, the CIC Plan and the CIC Policy provide that a “qualified termination” triggers the receipt of severance benefits. Generally, a “qualified termination” of a participant in the CIC Plan means an involuntary termination of the participant (other than as a result of death, disability or for cause) or any termination of employment by the participant in the CIC Plan that is not initiated by the company and that is caused by any one or more of the following events, if such event occurs during the change in control effective period:

•
assignment to the participant, without his or her consent, of duties inconsistent in any material respect with the executive’s then current position or duties (including, for Messrs. Chapman and Ammann, not having their current position at the most senior resulting entity following the change in control), or any other action by the company which would cause him or her to violate ethical or professional obligations, or which results in a significant diminution in such position or duties;

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
The following table lists the amounts the Named Executive Officers were eligible to receive from the company under the CIC Plan as a result of the Merger and subsequent employment and retention agreements if the Named Executive Officer’s

Washington Gas Light Company
Part III

employment was terminated either involuntarily without cause or as a result of a good reason termination effective as of December 31, 2018. The amounts would be payable in a single lump sum and, to the extent required to comply with Section 409A of the Internal Revenue Code, would not be paid to the Named Executive Officer prior to the date that is six months from the date of termination.

INCREMENTAL PAYMENTS DUE TO CHANGE IN CONTROL
(Assuming termination of employment on December 31, 2018)

Payments Due to Change In Control	Chapman	Ammann	Gutermuth	Staebler	Frye
Cash severance(1)	$—	$—	$1,557,800	$1,240,000	$1,137,000
Additional value due to vesting of FY2018 converted cash units	$1,065,409	$644,302	$539,496	$374,856	$346,582
Additional SERP amount due to service credits(2)	$—	$244,912	$—	$387,511	$304,541
Medical and dental continuation (estimate)	$50,964	$50,964	$52,108	$52,108	$52,108
Outplacement (maximum)	$—	$—	$—	$25,000	$25,000
Excise tax gross up or cutback to avoid excise tax (rounded)(3)	$—	$(111,000)	$1,460,000	$(257,000)	$1,445,000
TOTAL - AltaGas Merger related	$1,116,373)	$829,178	$3,609,404	$1,822,475	$3,310,231
Payments due to Termination in Connection with Add'l Change in Control
Add'l value due to vesting of 2018T LTI awards	$1,134,000	$682,500	$532,400	$400,000	$341,100
(1) For Ms. Gutermuth, represents accelerated payment of the retention bonus included as part of her post-Merger retention agreement.
(2) DB SERP calculations were made using a 4.3% discount rate.
(3) Excise tax gross-up or reduction to avoid excise tax.
**Ms. Thornton is omitted from the table above as she terminated her employment on November 30, 2018 and was not eligible for CIC payments on December 31, 2018.
Incremental Payments Due to Other Terminations
Other than the CIC Plan which remains in effect for two years with respect to the Merger, the company has no employment contracts and no guaranteed severances for terminations other than related to the Merger effective period.
DIRECTOR COMPENSATION
Cash compensation for non-employee directors’ service on the Board of Washington Gas during the Transition Period consisted of a cash retainer. Management directors do not receive compensation for their service as directors.
Director Annual Retainer
Non-employee directors of Washington Gas receive a $175,000 annual cash retainer (paid quarterly in arrears), which is paid by Washington Gas. The Washington Gas Board Chairman receives an additional $25,000 per year for his service as Chairman of the Board. Directors were offered the opportunity to receive all or a portion of their cash compensation on a deferred basis under the WGL Holdings and Washington Gas Deferred Compensation Plan for Outside Directors, which is described below under the heading “Director Deferred Compensation Plan.”
 The table below presents information regarding the total compensation paid to non-employee directors of Washington Gas during the Transition Period.

COMPENSATION PAID TO DIRECTORS IN 2018T

Washington Gas Light Company
Part III

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
James W. Dyke, Jr.	$43,750	$43,750
Linda R. Gooden	$43,750	$43,750
Dale S. Rosenthal	$43,750	$43,750
John (Jack) F. Stark	$50,000	$50,000
Deborah S. Stein(1)	$—	$—

Columns (c) "Stock Awards", (d) “Option Awards”, (e) “Non-Equity Incentive Plan Compensation”, (f) "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and (g) “All Other Compensation” have been omitted in accordance with SEC rules because no such compensation was awarded to, earned by, or paid to directors during 2018T. None of Adrian Chapman, Randall Crawford, John Lowe or Phillip Knoll, each of whom served on the Washington Gas Board during 2018T, received compensation for their Board service.

(1) Joined the Washington Gas Board on January 1, 2019.

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
Director Deferred Compensation Plan
Non-employee directors of Washington Gas are eligible to defer up to 100% of their cash compensation under the WGL Holdings and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, as amended and restated (the “Director Deferred Compensation Plan”). Deferrals are set at percentage increments of 10%. Interest is earned on deferred cash amounts, compounded quarterly.
The interest rate on cash amounts deferred on or after January 1, 2013 is equal to the weighted average interest rate of all of the outstanding debt of WGL and its subsidiaries, including Washington Gas, because, in any one year, the liability that WGL and Washington Gas has to directors is a consolidation of fees deferred over a number of years by directors. Therefore, the funds displace other long-term borrowings that WGL and Washington Gas would have otherwise utilized. The interest rate earned on compensation deferred after January 1, 2013 is determined on January 1 each year. The applicable interest rate for calendar year 2019 is 4.11%. The interest rate on amounts that were deferred prior to January 1, 2013 is equal to the weekly average yield to maturity for 10-year U.S. Government fixed interest rate securities issued at the time of the deferral, with a minimum rate of 8% per year.
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
Donations to Civic Organizations and Charities
Washington Gas has a long-standing tradition of supporting charitable and civic organizations within the Washington, D.C. metropolitan area by contributing financial donations and employee volunteer resources. None of these donations in the Transition Period were made in the name of a director of Washington Gas.

Washington Gas Light Company
Part III
Appendix A
Reconciliation of Non-GAAP Financial Measures (Unaudited)
The tables below reconcile operating earnings (loss) to GAAP net income (loss) applicable to common stock and adjusted EBIT to EBIT. Management believes that operating earnings (loss) and adjusted EBIT provide a meaningful representation of our earnings from ongoing operations. These measures facilitate analysis by providing consistent and comparable measures to help management, investors and analysts better understand and evaluate our operating results and performance trends, and assist in analyzing period-to-period comparisons. Additionally, we use these non-GAAP measures to report to the board of directors and to evaluate management’s performance.
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
There are limits in using operating earnings (loss) and adjusted EBIT to analyze our results as they are not prepared in accordance with GAAP and may be different than non-GAAP financial measures used by other companies. In addition, using operating earnings (loss) and adjusted EBIT to analyze our results may have limited value as they exclude certain items that may have a material impact on our reported financial results. We compensate for these limitations by providing investors with the attached reconciliations to the most directly comparable GAAP financial measures.
The following tables represent the reconciliation of non-GAAP operating earnings to GAAP net income (loss) applicable to common stock:

	Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2018	2018	2017	2016
Operating earnings (loss)	$60,642	$127,314	$106,816	$109,434
Non-GAAP adjustments(1)	(14,560)	(200,037)	39,079	3,905
Income tax effect of non-GAAP adjustments(2)	4,004	51,792	(15,423)	(1,545)
Re-measurement impact of Tax Cuts and Jobs Act	(1,243)	(7,031)	—	—
Net income (loss) applicable to common stock	$48,843	$(27,962)	$130,472	$111,794

Washington Gas Light Company
Part III

(1)Refer to the reconciliations of adjusted EBIT to EBIT below for further details on our non-GAAP adjustments. Note that non-GAAP adjustments associated with interest expense or income taxes are shown separately and are not included in the reconciliation from adjusted EBIT to EBIT.
(2)Non-GAAP adjustments are presented on a gross basis and the income tax effects of those adjustments are presented separately. The income tax effects of non-GAAP adjustments, both current and deferred, are calculated based on the applicable composite tax rate for each period presented, with the exception of transactions not subject to income taxes.
The following table presents a reconciliation of adjusted EBIT to EBIT. EBIT is defined as earnings before interest and taxes. Items we do not include in EBIT are interest expense, dividends on preferred stock, and income taxes.

	Three months ended December 31,	Fiscal Year Ended September 30
	2018	2018	2017	2016
(In thousands)
Adjusted EBIT	$90,502	$206,036	$224,760	$222,319
Non-GAAP adjustments:
Unrealized mark-to-market valuations on energy-related derivatives(a)	(4,200)	10,379	49,338	11,951
Storage optimization program(b)	—	(3,429)	1,496	(376)
DC weather impact(c)	(152)	(2,710)	(11,755)	(9,392)
Merger related costs(d)	(7,405)	(26,661)	—	—
Merger commitments(e)	(350)	(139,647)	—	—
Regulatory asset write off(f)	(2,453)	—	—	—
Asset impairment(g)	—	(37,969)
Net insurance proceeds(h)	—	—	—	1,722
Total non-GAAP adjustments	$(14,560)	$(200,037)	$39,079	$3,905
EBIT	$75,942	$5,999	$263,839	$226,224
(a) Adjustments to eliminate unrealized mark-to-market gains (losses) for our energy-related derivatives. With the exception of certain transactions related to the optimization of system capacity assets as discussed in footnote (b) below, when these derivatives settle, the realized economic impact is reflected in our non-GAAP results, as we are only removing interim unrealized mark-to-market amounts.
(b) Adjustments to shift the timing of storage optimization margins from the periods recognized for GAAP purposes to the periods in which such margins are recognized for regulatory sharing purposes. In addition, lower-of-cost or market adjustments related to system and non-system storage optimization are eliminated for non-GAAP reporting because the margins will be recognized for regulatory purposes when the withdrawals are made at the unadjusted historical cost of storage inventory.
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
(d) Adjustment to eliminate external transaction costs and other allocated, nonrecurring costs associated with the Merger Agreement with AltaGas.
(e) Represents Regulatory Commitments incurred due to the Merger with AltaGas.
(f) Write off of a regulatory asset denied recovery in the most recent Maryland rate case.
(g) Represents an impairment of PP&E in connection with an agreement not to seek recovery of certain costs incurred under the Formal Case 1027 mechanical coupling program.
(h)Represents the net proceeds of an environmental insurance policy, net of regulatory sharing. The adjustment includes $0.9 million related to prior periods of fiscal year 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The equity compensation plan table has been omitted from this Form 10-KT. As of the end of the Transition Period, no common stock of Washington Gas was authorized for issuance under any equity compensation plans.

Security Ownership of Management and Certain Beneficial Owners
As of the filing of this Form 10-KT, Washington Gas had outstanding 46,479,536 shares of common stock, all of which were owned by Wrangler SPE LLC.
As of the filing of this Form 10-KT, Washington Gas had outstanding the following shares of preferred stock:

Washington Gas Light Company
Part III

•	150,000 shares of Serial Preferred Stock, $4.80 Series;
•	70,600 shares of Serial Preferred Stock, $4.25 Series; and
•	60,000 shares of Serial Preferred Stock, $5.00 Series.
To the knowledge of Washington Gas, based on the most recent publicly available information at the time of the preparation of this Form 10-KT, no person was the beneficial owner of more than five percent of the shares outstanding of any series of preferred stock.
As of the filing of this Form 10-KT, no shares of common stock or preferred stock of Washington Gas were held by any director or executive officer of Washington Gas.
Washington Gas is unaware of any arrangement the operation of which may at a subsequent date result in a change in control of Washington Gas.
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
Material Related Person Transactions Since Beginning of Transition Period
There were no material related person transactions since the beginning of the Transition Period where Washington Gas was a participant in the transaction and no transactions were considered or reviewed for approval in connection with our Related Person Transactions Policy. Deborah S. Stein, who joined the Washington Gas Board of Directors on January 1, 2019, is a former executive officer of AltaGas and, as such, receives a monthly pension benefit paid to her by AltaGas in the amount of approximately Cdn$12,000 per month. Ms. Stein is entitled to receive this monthly payment until she reaches the age of 70. The monthly payment is not conditioned upon, or otherwise related to, her service on the Washington Gas Board of Directors. The payment of her pension by AltaGas is not subject to review under the Washington Gas Related Person Transactions policy.
Director Independence
The Washington Gas Board has determined that Messrs. Stark and Dyke and Mses. Gooden and Rosenthal are each independent pursuant to the guidelines set forth by the NYSE. In determining independence, the Board considered the specific criteria for independence as set forth in the company's Director Independence Standards, available at www.washingtongas.com, and also the facts and circumstances of any other relationships of individual directors with Washington Gas or its affiliates. In addition, all members of the Washington Gas Audit Committee are independent. Messrs. Stark and Dyke are independent members of the Governance & Environment, Health and Safety Committee. Ms. Gooden and Mr. Dyke are independent members of the Human Resources Committee.

Washington Gas Light Company
Part III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

2018T, FY 2018 AND FY 2017 AUDIT FIRM FEE SUMMARY
Aggregate fees billed by (a) Deloitte & Touche LLP (“Deloitte”), the company’s independent public accounting firm for the fiscal years ended September 30, 2018 and 2017, for services rendered with respect to the fiscal years ended September 30, 2018 and 2017, and (b) Ernst & Young LLP ("EY"), the company's independent registered public accounting firm for the Transition Period, for services rendered with respect to the Transition Period, respectfully, are below.

	2018T	FY 2018	FY 2017
Audit Fees(1)	$642,479	$1,709,225	$1,335,278
Audit Related Fees(2)	$—	$—	$102,000
Tax Fees(3)	$—	$370,064	$240,490
All Other Fees(4)	$—	$13,670	$14,388
TOTAL FEES	$642,479	$2,092,959	$1,692,156
Services Provided by Deloitte and EY
All services rendered by Deloitte and EY are permissible under applicable laws and regulations and were pre-approved by the Audit Committee or by the Chair of the Audit Committee by delegated authority as required by law. The fees paid to Deloitte and EY for services listed in the above table are described in the categories listed below.

(1)Audit Fees - These are fees for professional services performed by (a) Deloitte for the audit of the company’s annual financial statements and review of financial statements included in the company’s quarterly filings on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended September 30, 2018 and 2017 and (b) EY for the audit of the company's Transition Period financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements, during the Transition Period ended December 31, 2018.

(2)Audit Related Fees - These are fees for services performed by (a) Deloitte related to the audit of the company’s annual financial statements for the fiscal years ended September 30, 2018 and 2017. EY did not bill the Company any audit-related fees for the Transition Period ended December 31, 2018.

(3)Tax Fees - These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2018 and 2017. In each case, this includes review of tax returns for the Company. EY did not bill the Company for any tax services during the Transition Period ended December 31, 2018.

(4)All Other Fees - These are fees for other permissible work performed by (a) Deloitte during the fiscal years ended September 30, 2018 and 2017. EY did not bill the Company for any such fees during the Transition Period ended December 31, 2018.
These services are actively monitored (as to both spending level and work content) by the Washington Gas Audit Committee to maintain the appropriate objectivity and independence in Deloitte’s core work, which is the audit of the company’s consolidated financial statements and the assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
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

Washington Gas Light Company
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules
(a)(1)
All of the financial statements and financial statement schedules filed as a part of the transition report on Form 10-KT are included in Item 8.
(a)(2)
Schedule II should be read in conjunction with the financial statements in this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the three months ended December 31, 2018 and for the years ended September 30, 2018, 2017 and 2016.

(a)(3)	Exhibits

Exhibits Filed Herewith:

10.38	Separation Agreement and General Release entered into by and between Leslie T. Thornton, and Washington Gas Light Company, dated December 5, 2018.*

10.39	Retention Letter Agreement for Marcellous P. Frye, Jr., Vice President - Business Services and Public Policy and Washington Gas Light Company, dated August 1, 2018.*

10.40	Retention Letter Agreement for Douglas A. Staebler, Senior Vice President - Utility Operations and Washington Gas Light Company, dated August 1, 2018.*

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young LLP

24	Power of Attorney for Washington Gas Light Company

31.1	Certification of Adrian P. Chapman, the President and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vincent L. Ammann, Jr., the Executive Vice President and Chief Financial Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

3.1	Washington Gas Light Company Charter (incorporated by reference to Exhibit 4 to Registration Statement on Washington Gas Light Company's Form S-3 filed July 21, 1995).

3.2	Bylaws of Washington Gas Light Company, as amended effective July 6, 2018 (incorporated by reference to Exhibit 3.2 to Washington Gas Light Company’s Form 8-K filed July 12, 2018).

4	Instruments Defining the Rights of Security Holders including Indentures:

4.1
Indenture, dated September 1, 1991 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding issuance of unsecured notes (incorporated by reference to an exhibit to Washington Gas Light Company's Form 8-K filed September 19, 1991).

4.2
Supplemental Indenture, dated September 1, 1993 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding the addition of a new section to the Indenture dated September 1, 1991 (incorporated by reference to an exhibit to Washington Gas Light Company's Form 8-K filed September 10, 1993).

4.3
Terms Agreement, dated September 13, 2016, between Washington Gas Light Company, MUFG Securities Americas Inc., Wells Fargo Securities, LLC, BB&T Securities, LLC, TD Securities (USA) LLC and The Williams Capital Group, L.P. (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed September 19, 2016).

4.4
Terms Agreement, dated September 13, 2017, between Washington Gas Light Company, MUFG Securities Americas Inc. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed September 19, 2017).

10	Material Contracts

Other Services Contracts

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

Management Contracts, Compensatory Plans or Arrangements with Executive Officers and Directors

10.2
Washington Gas Light Company Defined Contribution Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Washington Gas Light Company's Form 10-Q for the quarter ended December 31, 2009 filed February 5, 2010).*

10.3
Washington Gas Light Company Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company's Form 10-Q for the quarter ended December 31, 2009 filed February 5, 2010).*

10.4
Washington Gas Light Company Defined Benefit Restoration Plan (incorporated by reference to Exhibit 10.3 to Washington Gas Light Company's Form 10-Q for the quarter ended December 31, 2009 filed February 5, 2010).*

10.5
WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, as amended on September 24, 2008 (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2008 filed December 1, 2008).*

10.6
Amendment 2015-1 to the WGL Holdings, Inc. and Washington Gas Light Company Change in Control Severance Plan for Certain Executives, dated November 12, 2015 (incorporated by reference to Exhibit 99.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2015 filed February 5, 2016).*

10.7
WGL Holdings, Inc. and Washington Gas Light Company Change in Control Policy, dated December 15, 2006, as amended September 22, 2015 (incorporated by reference to Exhibit 99.1 to WGL Holdings, Inc.'s Form 8-K filed on January 20, 2016).*

Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

10.8
Washington Gas Light Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, as further amended on September 24, 2008 (incorporated by reference to Exhibit 10.3 to Washington Gas Light Company's Form 10-K for the fiscal year ended September 30, 2008 filed December 1, 2008).*

10.9	WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B of WGL Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed January 20, 2016).*

10.10
WGL Holdings, Inc. and Washington Gas Light Company Deferred Compensation Plan for Outside Directors, adopted December 18, 1985, and amended as of November 1, 2000 (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 10-K for the fiscal year ended September 30, 2001 filed December 20, 2001).*

10.11
Form of ROE Performance Units (FY 2018 Series) Award under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 8-K filed September 29, 2017).*

10.12
Form of Dividend Coverage Performance Shares (FY 2018 Series) Award under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to WGL Holdings, Inc.'s Form 8-K filed September 29, 2017).*

10.13
Form of ROE Performance Shares (FY 2018 Series) Award under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to WGL Holdings, Inc.'s Form 8-K filed September 29, 2017).*

10.14
Form of Return on Equity Performance Unit Award Agreement (FY 2019 Series) under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Washington Gas' Form 8-K filed December 28, 2018).*

10.15
Form of Return on Equity Performance Unit Award Agreement (FY 2019-A Series) under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Washington Gas' Form 8-K filed December 28, 2018).*

10.16
Form of Adjusted Funds from Operations Performance Units Award Agreement (FY 2019 Series) under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Washington Gas' Form 8-K filed December 28, 2018).*

10.17
Form of Adjusted Funds from Operations Performance Units Award Agreement (FY 2019-A Series) under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Washington Gas' Form 8-K filed December 28, 2018).*

10.18
Form of Restricted Units Award Agreement (FY 2019 Series) under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Washington Gas' Form 8-K filed December 28, 2018).*

10.19
Form of Restricted Units Award Agreement (FY 2019-A Series) under WGL Holdings, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to Washington Gas' Form 8-K filed December 28, 2018).*

10.20
Separation Agreement and General Release entered into by and between Terry D. McCallister, Chairman and Chief Executive Officer, and Washington Gas Light Company, dated July 6, 2018. (incorporated by reference to Exhibit 10.55 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

10.21
Service Agreement entered into by and between Terry D. McCallister and Washington Gas Light Company, dated July 6, 2018. (incorporated by reference to Exhibit 10.56 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

10.22
Terms of Employment and Retention for Adrian P. Chapman, Chief Executive Officer and President, dated July 6, 2018. (incorporated by reference to Exhibit 10.57 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

10.23
Terms of Employment and Retention for Vincent L. Ammann, Jr., Executive Vice President and Chief Financial Officer, dated July 6, 2018. (incorporated by reference to Exhibit 10.58 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

10.24
Terms of Employment and Retention for Luanne Gutermuth, Executive Vice President and Chief Administrative Officer, dated July 9, 2018. (incorporated by reference to Exhibit 10.59 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

10.25	Change in Control Severance Plan Agreement for Leslie T. Thornton, dated July 5, 2018. (incorporated by reference to Exhibit 10.60 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

10.26
Terms of Employment and Retention for William R. Ford, Vice President and Chief Accounting Officer, dated July 6, 2018. (incorporated by reference to Exhibit 10.61 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

10.27
Amendment to Terms of Employment and Retention for Vincent L. Ammann, Jr., Executive Vice President and Chief Financial Officer, dated November 16, 2018. (incorporated by reference to Exhibit 10.62 to Washington Gas Light Company Form 10-K filed November 20, 2018).*

Securities Distribution Agreements

10.28
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

10.29
Distribution Agreement, dated January 8, 2019, by and among Washington Gas Light Company and BB&T Capital Markets, a division of BB&T Securities, LLC, as agent, relating to the issuance and sale from time to time of up to $725,000,000 aggregate principal amount of the Company's Medium-Term Notes, Series L (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed January 14, 2019).

Debt and Credit Agreements

10.30
Note Purchase Agreement, dated December 15, 2014, between the Washington Gas Light Company, New York Life Insurance and Annuity Corporation and New York Life Insurance Company (incorporated by reference to Exhibit 10.1 to Washington Gas Light Company's Form 8-K filed December 17, 2014).

10.31
Note Purchase Agreement dated November 2, 2009, entered into by and among Washington Gas Light Company and certain purchasers, for the issuance and sale by Washington Gas Light Company of $50 million of 4.76% notes due November 1, 2019 (incorporated by reference to Exhibit 4.1 to Washington Gas Light Company's Form 8-K filed November 6, 2009).

10.32
Form of Note issued in connection with the Note Purchase Agreement dated November 2, 2009, by and among Washington Gas Light Company and certain purchasers, regarding the issuance and sale by Washington Gas Light Company of $50 million of 4.76% notes due November 1, 2019 (incorporated by reference to Exhibit 4.2 to Washington Gas Light Company's Form 8-K filed November 6, 2009).

10.33
First Amendment to Credit Agreement, dated December 19, 2014, between Washington Gas Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company's Form 8-K filed December 19, 2014).

10.34
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

10.35
Second Amendment to Credit Agreement, dated as of June 23, 2017, among Washington Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company's Form 8-K filed June 29, 2017).

10.36
Third Amendment to Credit Agreement, dated May 16, 2018, between Washington Gas Light Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Washington Gas Light Company’s Form 8-K filed May 22, 2018).

10.37
Stockholder Agreement, dated as of July 6, 2018, between Washington Gas Light Company and Wrangler SPE LLC (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.’s Form 8-K filed July 12, 2018).

16	Letter re change in certifying accountant

Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

16.1	Letter from Deloitte & Touche LLP, dated October 12, 2018 (incorporated by reference to Exhibit 16.1 to Washington Gas Light Company form 8-K filed October 15, 2018).

18	Letter re change in accounting principles

18.1
Preferability Letter Regarding Change in Accounting Principles for Washington Gas (incorporated by reference to Exhibit 18.2 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2017 filed February 8, 2018).

* Designates a compensatory plan or arrangement.

Washington Gas Light Company
Part IV

Schedule II—Valuation and Qualifying Accounts and Reserves
Three Months Ended December 31, 2018, and Fiscal Years Ended September 30, 2018, 2017 and 2016
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses(a)	Accounts(b)	Deductions(c)	Period
Three Months Ended December 31, 2018
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$29,622	$5,902	$581	$6,644	$29,461
2018
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$23,741	$19,946	$1,409	$15,474	$29,622
2017
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,220	$14,320	$1,821	$12,620	$23,741
2016
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$19,254	$10,946	$3,806	$13,786	$20,220
(a)Represent the amount of bad debt expense recorded to the income statement.
(b)Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc. non refundable.
(c) Includes deductions for accounts charged-off.

Washington Gas Light Company
Part IV

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

Date: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adrian P. Chapman	President and Chief Executive Officer and Director	March 1, 2019
(Adrian P. Chapman)	(Principal Executive Officer)

/s/ Vincent L. Ammann, Jr.	Executive Vice President and Chief Financial Officer	March 1, 2019
(Vincent L. Ammann, Jr.)	(Principal Financial Officer)

/s/ William R. Ford	Vice President and Chief Accounting Officer	March 1, 2019
(William R. Ford)	(Principal Accounting Officer)

*	Chairman of the Board	March 1, 2019
(John F. Stark)

*	Director	March 1, 2019
(James W. Dyke, Jr.)

*	Director	March 1, 2019
(Linda R. Gooden)

*	Director	March 1, 2019
(Randall L. Crawford)

*	Director	March 1, 2019
(Deborah S. Stein)

*	Director	March 1, 2019
(Dale S. Rosenthal)

/s/ Vincent L. Ammann, Jr.		March 1, 2019
(Vincent L. Ammann, Jr.)
Attorney-in-Fact