Form 10-Q
period 2019-03-31
WASHINGTON GAS LIGHT CO
filed 2019-05-03
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

(703) 750-4440
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [✓]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer [✓]	Smaller Reporting Company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [✓]
Securities registered pursuant to Section 12(b) of the Act: None.
As of April 30, 2019, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding.

Washington Gas Light Company
For the Quarter Ended March 31, 2019

Washington Gas Light Company
Part I-Financial Information

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Washington Gas Light Company (Washington Gas) is an indirect, majority-owned subsidiary of, among other entities, WGL Holdings, Inc (WGL). WGL is an indirect wholly owned subsidiary of AltaGas Ltd. (AltaGas). Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas,” “we,” “us,” “our” or “the Company,” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries.
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas’ integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrants assume no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the Company’s Transition Report on Form 10-K for the three months ended December 31, 2018 (Form 10-K/T), and may include, but are not limited to the following:

•	the inability to successfully integrate into the operations of AltaGas and a failure to realize anticipated benefits;

•	the effect of the consummation of the merger (as defined below) on our ability to maintain supplier relationships, keep customers, and retain and hire key personnel;

•	unexpected costs incurred in connection with the merger;

•
the inability to meet commitments under various orders and agreements associated with regulatory approvals for the merger, which could have a detrimental impact on our business, financial condition, operating results and prospects;

•	the loss of certain administrative and management functions and services provided by AltaGas;

•	potential litigation in connection with the merger;

•	changes in AltaGas’ strategy or relationship with Washington Gas that could affect our performance or operations;

•	changes in our credit rating, WGL’s, or AltaGas’ credit ratings, and disruptions in credit market conditions or other factors that may affect our access to and cost of capital;

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

•	changes in laws and regulations affecting our business, including in the areas of the environment, pipeline integrity, and employment;

•	changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;

•	disruptions or decline in the local economy in which Washington Gas operates;

•	strikes or work stoppages by unionized employees;

•	adjustment to the cost of providing retirement plan benefits;

•	changes to government fiscal and trade policies;

•	security breaches of our information technology infrastructure, including cyber-attacks and cyber-terrorism;

Washington Gas Light Company
Part I-Financial Information

•	acts of nature and catastrophic events, including terrorist acts;

•	the credit-worthiness of customers; suppliers and derivatives counterparties;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	rules implementing the derivatives transaction provisions of the Dodd-Frank Act may impose costs on our derivatives activities;

•	unusual weather conditions and changes in natural gas consumption patterns;

•	legislative, regulatory, and judicial mandates or decisions affecting our operations, including interpretations of the Tax Cuts and Jobs Act of 2017 (Tax Act);

•	our ability to manage the outsourcing of several business processes;

•
the outcome of new and existing matters before courts, regulators, government agencies or arbitrators, including that relating to the August 2016 explosion and fire at an apartment complex in Silver Spring, Maryland;

•	changes in accounting principles and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrant. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrant’s business as described in this Quarterly Report on Form 10-Q.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I-Financial Information
Item 1-Financial Statements

	March 31,	December 31,
(In thousands)	2019	2018
ASSETS
Property, Plant and Equipment
At original cost	$5,791,505	$5,702,927
Accumulated depreciation and amortization	(1,541,093)	(1,513,590)
Net property, plant and equipment	4,250,412	4,189,337
Current Assets
Cash and cash equivalents	2,142	6,082
Receivables
Accounts receivable	325,144	292,871
Gas costs and other regulatory assets	12,754	6,020
Unbilled revenues	130,316	189,497
Allowance for doubtful accounts	(33,512)	(29,461)
Net receivables	434,702	458,927
Materials and supplies—principally at average cost	18,459	19,727
Storage gas	38,044	103,929
Prepaid taxes	25,156	27,193
Other prepayments	27,124	28,232
Receivables from associated companies	4,570	4,819
Derivatives	13,006	19,488
Other	4,247	20,347
Total current assets	567,450	688,744
Deferred Charges and Other Assets
Regulatory assets
Gas costs	78,677	141,636
Pension and other post-retirement benefits	81,614	86,493
Other	92,548	99,105
Prepaid post-retirement benefits	251,077	249,462
Right of use asset	41,944	—
Derivatives	18,585	11,318
Other	50,706	50,490
Total deferred charges and other assets	615,151	638,504
Total Assets	$5,433,013	$5,516,585
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,654,504	$1,562,573
Preferred stock	28,173	28,173
Long-term debt	1,034,942	1,035,033
Total capitalization	2,717,619	2,625,779
Current Liabilities
Current maturities of long-term debt	50,000	50,000
Notes payable and project financing	220,460	311,460
Accounts payable and other accrued liabilities	208,924	288,376
Wages payable	19,447	22,629
Accrued interest	3,782	14,504
Dividends declared	25,330	24,567
Customer deposits and advance payments	38,849	54,370
Gas costs and other regulatory liabilities	88,567	75,151
Accrued taxes	31,683	28,451
Payables to associated companies	39,567	95,228
Operating lease liability	3,726	—
Derivatives	7,770	20,295
Other	7,263	7,507
Total current liabilities	745,368	992,538
Deferred Credits
Unamortized investment tax credits	3,068	3,233
Deferred income taxes	483,091	454,248
Accrued pensions and benefits	157,559	156,210
Asset retirement obligations	303,336	300,769
Regulatory liabilities
Accrued asset removal costs	263,071	264,556
Other post-retirement benefits	117,382	121,345
Excess deferred taxes and other	431,255	431,913
Operating lease liability	55,192	—
Derivatives	110,137	116,847
Other	45,935	49,147
Total deferred credits	1,970,026	1,898,268
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,433,013	$5,516,585
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Income (Unaudited)
Part I-Financial Information
Item 1. Financial Statements (continued)

	Three Months Ended March 31,
(In thousands)	2019	2018

OPERATING REVENUES	$593,653	$532,040
OPERATING EXPENSES
Utility cost of gas	242,263	205,296
Operation and maintenance	111,002	93,805
Depreciation and amortization	35,189	33,468
General taxes and other assessments	52,619	50,493
Total Operating Expenses	441,073	383,062
OPERATING INCOME	152,580	148,978
Other income (expense) — net	4,522	1,594
Interest expense	14,876	14,672
INCOME BEFORE INCOME TAXES	142,226	135,900
INCOME TAX EXPENSE	29,230	27,816
NET INCOME	$112,996	$108,084
Dividends on preferred stock	330	330
NET INCOME APPLICABLE TO COMMON STOCK	$112,666	$107,754
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended March 31,
(In thousands)	2019	2018
NET INCOME	$112,996	$108,084
OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	(162)	(273)
Change in actuarial net gain	4,904	530
Total pension and other post-retirement benefit plans	$4,742	$257
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	477	74
OTHER COMPREHENSIVE INCOME	$4,265	$183
COMPREHENSIVE INCOME	$117,261	$108,267
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1. Financial Statements (continued)

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$112,996	$108,084
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	35,189	33,468
Amortization of:
Other regulatory assets and liabilities—net	1,730	1,914
Debt related costs	373	402
Deferred income taxes—net	29,394	45,503
Accrued/deferred pension and other post-retirement benefit cost	3,885	2,887
Compensation expense related to stock-based awards	1,185	3,843
Provision for doubtful accounts	7,489	8,295
Unrealized (gain) loss on derivative contracts	(7,148)	(12,292)
Amortization of investment tax credits	(165)	(179)
Other non-cash charges (credits)—net	208	(283)
Changes in operating assets and liabilities (Note 15)	3,632	34,829
Net Cash From Operating Activities	188,768	226,471
FINANCING ACTIVITIES
Debt issuance costs	(209)	(1)
Notes payable issued (retired)—net	(91,000)	(127,000)
Dividends on common stock and preferred stock	(24,567)	(22,170)
Net Cash From Financing Activities	(115,776)	(149,171)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(92,739)	(70,228)
Net Cash From Investing Activities	(92,739)	(70,228)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,747)	7,072
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	71,423	6,652
Cash, Cash equivalents and Restricted Cash at End of the Period	$51,676	$13,724
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 15)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation
Washington Gas is an indirect, majority owned subsidiary of, among other entities, of AltaGas and WGL. On July 6, 2018, a merger of WGL into AltaGas was consummated (the Merger).  In connection with the Merger, WGL, the former parent entity of Washington Gas, formed Wrangler SPE LLC (Wrangler), a bankruptcy remote, special purpose entity to own the common stock of Washington Gas. Wrangler is a wholly owned subsidiary of WGL, which survived the Merger as an indirect, wholly owned subsidiary of AltaGas. In addition, WGL continues to own all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources) and Hampshire Gas Company (Hampshire). Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Additionally, several subsidiaries of WGL own interests in other entities. Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas,” “we,” “our” or the “Company,” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries.
The condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim condensed financial statements and accompanying notes should be read in conjunction with the Financial Statements on Form 10-K/T for Washington Gas for the three months ended December 31, 2018. Due to the seasonal nature of our business, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full years ending December 31, 2019 and 2018.
The information presented in this report on Form 10-Q are presented solely for the registrant Washington Gas on a stand-alone basis.
The accompanying unaudited condensed financial statements for Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
For a complete description of our accounting policies, refer to Note 1-Accounting Policies of the Notes to Financial Statements of the Form 10-K/T for the three months ended December 31, 2018.
Leases
Lessee
We determine if an arrangement is a lease and the lease classification at inception. For our lessee operating leases, a right-of-use (ROU) asset and a lease liability is recognized at the commencement date based on the present value of lease payments over the lease term. We use the rate implicit in the lease when readily determinable. When the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Our ROU assets are adjusted for lease incentives and any lease payments made in advance. Lease expenses are recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our lessee building and certain equipment leases, we do not separate the lease and non-lease components.
For the leases of multiple office locations classified as operating leases, the lease term begins on the date when construction of the leasehold improvements can start and has allowed us to occupy the respective locations. Leasehold improvement costs are classified as “Property, Plant, and Equipment” on the balance sheets, and are being amortized to “Depreciation and amortization” expense on a straight-line basis over the non-cancelable period of the leases.
Lessor
We determine if an arrangement is a lease and the lease classification at inception. Lease payments under operating leases are recognized on a straight-line basis over the lease term. For our building leases, we do not separate the lease and non-lease components.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Accounting Standards Adopted during the Period and Other Newly Issued Accounting Standards
The following tables represent Accounting Standards Updates (ASUs) adopted by Washington Gas during the three months ended March 31, 2019, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

ACCOUNTING STANDARDS ADOPTED IN CALENDAR YEAR 2019
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842), ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-11, Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors
ASU 2016-02 requires recognition of a right-to-use asset and lease liability by lessees on the statement of financial position and disclosure of key information about leasing arrangements. Lessor accounting remains substantially unchanged but the standard modifies what qualifies as a sales-type and direct financing lease and eliminated real-estate specific provisions.
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

January 1, 2019
Leases, with terms longer than 12 months, for which Washington Gas is the lessee have been reflected on the balance sheet by recording an increase to non- current assets and an increase to deferred credits net of the current portion that is recorded in current liabilities. Upon adoption, Washington Gas recorded lease liabilities of $58.9 million and a right-of-use asset of $43.2 million, net of lease incentives and prepaid or deferred rent balances of $15.7 million.  Washington Gas utilized the transition practical expedients which allow entities to not have to reassess whether an arrangement contains a lease and the lease classification under the provisions of ASC Topic 842, land easements, and not separating out the lease and non-lease components for certain classes of assets. As a result of the transition practical expedients, Washington Gas’ operating leases on transition are consistent with its conclusions under ASC 840.  Washington Gas has also elected to present prior comparative information under ASC 840. See Note 3 - Leases for further information and the new required lease disclosures.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities and ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

ASU 2017-12 amends the hedge accounting and recognition requirements by expanding an entity’s ability to hedge non-financial and financial risk components and reduce the complexity in fair value hedges of interest rate risk. Additionally, this standard eliminates the requirement to separately measure and disclose the ineffective portion of the hedge with the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Early adoption is permitted.

ASU 2018-16 adds the OIS rate based on SOFR as a fifth U.S. benchmark interest rate for hedge accounting purposes. This standard should be adopted in conjunction with ASU 2017-12 if not early adopted.

January 1, 2019	The guidance will only have an impact on new transactions that are entered into and where hedge accounting is elected.
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
January 1, 2019	We early adopted this standard on a prospective basis. The adoption of this ASU did not have a material effect on our financial statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

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
ASU 2019-01, Leases (Topic 842) Codification Improvements
This update addresses the determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers, provides guidance for the presentation of the statement of cash flows for sales-type and direct financing leases, and clarifies transition disclosures related to Topic 250.
		January 1, 2020	We do not anticipate that adoption of this standard will have a material effect on our financial statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This standard modifies the disclosure requirements related to defined benefit pension and other postretirement plans. Early adoption is permitted.	December 31, 2020	We do not anticipate that adoption of this standard will have a material effect on our financial statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Accounting Standard Codification (ASC) 606) and subsequent ASUs clarifying the guidance on October 1, 2018, using the modified retrospective method of adoption. Under this approach, prior year results are not required to be restated. Adoption of this standard did not change the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded at October 1, 2018. As a result, comparative disclosures for operating results for the three-month period ended March 31, 2019 are not applicable because implementing the new standard did not change the timing or pattern of revenue recognition. The significant impact of adopting this standard are the additional disclosures around the nature, and uncertainty of revenue and cash flows arising from contracts with customers.
Washington Gas sells natural gas and distribution services to residential, commercial, industrial and governmental customers through regulated tariff rates approve by regulatory commissions in the jurisdictions where Washington Gas operates. Customers are billed monthly based on regular meter readings. Customer billings are based on two main components: (i) a fixed service fee and (ii) a variable fee based on usage. For customers who choose to purchase their natural gas from Washington Gas, the bill will include a usage based charge for the cost of the commodity. Revenue is recognized over time as the natural gas is delivered or as the service is performed. As meter readings are performed on a cycle basis, Washington Gas recognizes accrued revenue for any services rendered to its customers but not billed at month-end. The tariff sales are generally considered daily or “at-will” contracts as customers may cancel their service at any time (subject to notification requirements in the tariff), and revenue generally represents the amount Washington Gas is entitled to invoice. There are certain contracts that have terms of one year or longer. For these contracts, revenue is recognized based on the amount Washington Gas is entitled to bill the customer.
Customers have the choice to purchase natural gas from competitive service providers. Washington Gas charges the competitive service providers balancing fees to manage the natural gas transportation imbalances. Where regulations require, Washington Gas issues customers a consolidated bill to include the natural gas supplied by the competitive service providers and distribution of natural gas. Washington Gas recognizes revenue only for distribution services that it has provided to the customer, and the balancing fees for the services provided to the competitive service provider.
We disaggregate revenue by type of service. The following table disaggregates revenue for the period ended March 31, 2019.

Disaggregated Revenue by Type of Service
(In millions)	Three Months Ended March 31, 2019
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$109.4
Gas delivered for others	462.1
Other	13.6
Other revenues	1.1
Total revenue from contracts with customers	$586.2
Other sources of revenue
Revenue from alternative revenue programs (a)	$4.0
Leasing revenue (b)	0.2
Other	3.3
Total revenue from other sources	7.5
Total Operating Revenue	$593.7
(a) Washington Gas has determined that its Revenue Normalization Adjustment (RNA), Weather Normalization Adjustment (WNA), and Conservation and Ratemaking Efficiency (CARE) Ratemaking Adjustment (CRA) billing adjustment mechanisms and accelerated pipe replacement programs are alternative revenue programs and accounted for under ASC Topic 980.
(b) Revenue generated from Washington Gas lessor operating leases accounted for under ASC Topic 842, Leases. See Note 3-Leases for further information on leases.

Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles.  “Unbilled revenues” represent performance obligations that have been satisfied and Washington

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Gas has an unconditional right to payment, except for contract assets related to the Washington Gas’ area-wide contract which requires project acceptance by government for the right to payment to occur. For the contract asset amounts reported in unbilled receivables, see Project Financing in Note 5-Short-Term Debt. Washington Gas did not have any contract liabilities at March 31, 2019. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
NOTE 3. LEASES

The Company adopted ASU 2016-02, Leases (ASC 842) and the following subsequent ASUs which amended the guidance: ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements, and ASU 2018-11, Leases Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors, on January 1, 2019. The new leasing standard requires lessees to recognize a ROU asset and lease liability for leases classified as an operating lease. The significant effects of adopting this standard and the qualitative and quantitative disclosures required to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases are included in Note 1 - Accounting Policies and below.
Adoption of the new standard had a material impact to our balance sheet but did not have a material impact to our income statement. On January 1, 2019, the Company recorded ROU assets of $43.2 million (net of lease incentives and prepaid or deferred rent of $15.7 million), current lease liability of $2.8 million and non current lease liability of $56.1 million related to our operating leases. The Company currently does not have finance leases. We elected to implement the new leasing standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. Under this approach, prior year results are not required to be restated and disclosures associated with prior periods are reported under ASC 840.
Lessee Leases
In transition, the Company elected to use the transition practical expedient which allows an entity not to reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. The practical expedient which allows an entity not to reassess whether existing or expired land easements that were not previously accounted for as a lease under Topic 840 was also elected. The company has also elected not to separate lease and non-lease components for its building leases and has elected not to record a ROU asset and lease liability for short-term leases with a lease term of 12 months or less at the commencement date, including extension options that are reasonably certain of being exercised, and do not include an option to purchase the underlying asset. Short-term lease costs for the period were not material.
Washington Gas has operating leases for our corporate headquarters and other corporate offices, communication tower space, and certain office equipment. Our leases have remaining lease terms from 1 to 15 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if either party does not provide intent not to renew. The leases generally have options to terminate the leases with notice prior to the end of the lease term based on the contract terms.
The following table provides our operating lease payment at March 31, 2019.

Maturity of Operating Lease Liabilities
(In millions)	March 31, 2019
2019	$2.4
2020	5.8
2021	5.4
2022	5.3
2023	5.4
Thereafter	50.7
Total lease payments	$75.0
Less: Interest	(16.1)
Present Value of Lease Liabilities	$58.9
The following table provides supplemental cash flow information related to operating leases for the three months ended March 31, 2019 and other information related to operating leases.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Supplemental Cash Flow Information Related to Operating Leases
(Dollar amounts in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the lease liabilities in the operating cash flows	$0.5
Operating lease cost (including variable lease costs of $0.6 million)	$1.9
Weighted average remaining lease term	13.7 years
Weighted average discount rate	3.32%
Lessor Leases
The Company also has lessor leases for land, office space and communication tower space that are classified as operating leases. The accounting for these operating leases remained unchanged. Washington Gas has elected not to separate the lease and non-lease components for its building leases. Our leases have remaining lease terms ranging from less than a year to 82 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if lessee does not provide intent not to renew. The leases generally have options to terminate the leases with notice prior to the end of the lease term based on the contract terms. The lease agreements do not contain material residual value guarantees.
The following table summarizes of the future minimum lease payments associated with these leases.

Maturity of Operating Lease Payments(a)
(In millions)	March 31, 2019
2019	$0.6
2020	0.6
2021	0.6
2022	0.6
2023	0.6
Thereafter	58.3
Total lease payments	$61.3
(a) The payments are presented on an undiscounted basis

The property, plant and equipment associated with these leases are not material. For information on the lease income recognized during the period, see the Disaggregated Revenue by Type of Service table in Note 2 - Revenue From Contracts with Customers.
During the three months ended March 31, 2019, Washington Gas did not record any impairments related to our leased assets.
NOTE 4. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

	March 31,	December 31,
(In millions)	2019	2018
Accounts payable—trade	$166.6	$228.9
Employee benefits and payroll accruals	11.5	28.0
Other accrued liabilities	30.8	31.5
Total	$208.9	$288.4
NOTE 5. SHORT-TERM DEBT

Washington Gas satisfies the short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or through bank borrowings. Due to the seasonal nature of our operations, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at March 31, 2019 and December 31, 2018.

Committed Credit Available
($ in millions)	March 31, 2019	December 31, 2018
Committed credit agreements
Unsecured revolving credit facility, expires December 19, 2019(a)	$350.0	$350.0
Less: Commercial Paper	(205.0)	(296.0)
Net committed credit available	$145.0	$54.0
Weighted average interest rate	2.84%	2.93%
(a) Washington Gas has the right to request extensions with the banks’ approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100 million, with the banks’ approval, for a total of $450 million.

At March 31, 2019 and December 31, 2018, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas’ area-wide contract. The construction work is performed by WGL Energy Systems on behalf of Washington Gas. As the third party financier funds the project, Washington Gas establishes a financing obligation to the third party financier and transfers the funds to WGL Energy Systems. As work is performed, Washington Gas establishes a contract asset representing the government’s obligation to remit principal and interest. The financing obligation in “Notes payable and project financing” and contract assets in “Unbilled revenues” are typically equal to each other at the end of the construction period, but there could be timing differences in the recognition during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the contract asset to the third party financier in satisfaction of the associated financing obligation to the third party financier and removes both the contract asset and the financing obligation related to the project from its financial statements. If project acceptance does not occur by a specified date, the lender may require Washington Gas to make interim interest payments or repurchase the contract payments plus a termination fee.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

In March 2016, the Commonwealth of Virginia State Corporation Commission (SCC of VA) denied Washington Gas’ further participation in the third-party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied. As a result, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from a third-party financier during the construction period associated with the related energy management service projects. As a result, Washington Gas is no longer liable under future third-party financing arrangements. Washington Gas continues to record a contract asset representing the governments obligation and records an “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount.
In October 2018, WGL Energy Systems repaid $53.0 million drawn by Washington Gas from a third-party lender for a specific project for which the lender demanded repayment due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in “Payables to associated companies” on Washington Gas’ balance sheet as of December 31, 2018. On January 16, 2019, the federal government agency customer provided notification of final acceptance as of December 14, 2018. In February 2019, WGL sold the receivables, and accordingly, Washington Gas reversed the associated amount in “Payables to associated companies” and “Unbilled revenue” on its balance sheet.
At March 31, 2019, there was one financing contract that had not been novated to WGL Energy Systems for which draws totaling $15.5 million were reflected on the Washington Gas balance sheet as a short-term obligation to third-party lenders in “Notes payable and project financing”.
As of March 31, 2019, Washington Gas recorded $34.6 million of contract assets in “Unbilled revenues,” $15.5 million in a corresponding short-term financing to third-party lenders in “Notes payable and project financing,” and $19.1 million accounts payable to WGL Energy Systems in “Payables to associated companies” for energy management services projects that were not complete.
As of December 31, 2018, Washington Gas recorded $85.3 million of contract assets in “Unbilled revenues,” $15.5 million in a corresponding short-term financing to third-party lenders in “Notes payable and project financing,” and $69.7 million accounts payable to WGL Energy Systems in “Payables to associated companies” for energy management services projects that were not complete.
Washington Gas did not record a corresponding reserve for bad debts related to these contract assets at March 31, 2019 and December 31, 2018 based on our previous collection experience with receivables that have been financed for government agencies with minimal credit risk.
NOTE 6. LONG-TERM DEBT

Unsecured Notes
Washington Gas issues long-term debt in the form of medium-term notes (MTNs), unsecured long-term notes and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance. The following tables show the outstanding notes as of March 31, 2019 and December 31, 2018.

Long Term Debt Outstanding
	March 31, 2019	December 31, 2018
Total Long-Term Debt(a)	$1,096.0	$1,096.0
Unamortized discount	(2.9)	(2.9)
Unamortized debt expense	(8.2)	(8.1)
Less—current maturities	50.0	50.0
Total Long-Term Debt	$1,034.9	$1,035.0
Weighted average interest rate(b)	4.77%	4.77%
(a) Includes MTNs and private placement notes. The amount represents face value of long-term debt including current maturities.
(b) Weighted average interest rate is for the long-term debt including current maturities.
There were no issuances or retirements for the three months ended March 31, 2019 and March 31, 2018.
NOTE 7. COMPONENTS OF TOTAL EQUITY

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

The table below reflects the components of “Total equity” for the three months ended March 31, 2019 and 2018.

Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2018	46,479,536	$46,479	$979,273	$543,448	$(6,627)	$1,562,573
Net income	—	—	—	112,996	—	$112,996
Other comprehensive income	—	—	—	—	4,265	$4,265
Dividends declared:
Common stock	—	—	—	(25,000)	—	$(25,000)
Preferred stock	—	—	—	(330)	—	$(330)
Balance at March 31, 2019	46,479,536	46,479	979,273	631,114	(2,362)	1,654,504
Balance at December 31, 2017	46,479,536	$46,479	$583,185	$670,580	$(4,330)	$1,295,914
Net income	—	—	—	108,084	—	$108,084
Other comprehensive income	—	—	—	—	183	$183
Stock-based compensation(a)	—	—	1,411	—	—	$1,411
Dividends declared:
Common stock	—	—	—	(21,960)	—	$(21,960)
Preferred stock	—	—	—	(330)	—	$(330)
Balance at March 31, 2018	46,479,536	46,479	584,596	756,374	(4,147)	1,383,302
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share and includes implementation of ASU 2016-09.
NOTE 8. INCOME TAXES

Through July 6, 2018, and prior to the Merger with AltaGas, WGL and its wholly owned subsidiaries, including Washington Gas, filed a consolidated federal income tax return and various state income tax returns where they had a business presence. WGL and each of its subsidiaries participated in a tax sharing agreement that established the method for allocating tax benefits from losses that are utilized on the consolidated income tax return. The consolidated tax has been apportioned among the subsidiaries on the separate return method and losses are allocated to the subsidiaries that have taxable income on pro-rata basis. During the three months ended March 31, 2019, Washington Gas did not make any payment to WGL’s other subsidiaries related to the legacy WGL tax sharing agreement. During the three months ended December 31, 2018, Washington Gas paid $8.3 million to WGL’s other subsidiaries under this agreement.
Effective with the Merger and beginning July 7, 2018, our tax year end changed to December 31 and Washington Gas will be included with AltaGas’ wholly owned US subsidiaries’ consolidated income tax return with AltaGas Services (U.S.) Inc. (ASUS), the parent company of the consolidated AltaGas US group. Accordingly, Washington Gas will file a final return as part of WGL‘s consolidated income tax return for the short tax year from October 1, 2017 to July 6, 2018. WGL and its wholly owned subsidiaries will be included in the ASUS consolidated income tax returns beginning with the period from July 7, 2018 to December 31, 2018. We have established a new tax sharing policy with ASUS. The tax sharing policy provides allocation of consolidated tax liabilities and benefits based on amounts participants would incur as standalone corporations. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
Amounts of Interest and Penalties Recognized
Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended March 31, 2019 and March 31, 2018, there were no accrued interest expenses or penalties associated with uncertain tax positions.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three months ended March 31, 2019 and 2018:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2019		2018
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.0	$1.3	$3.7	$1.3
Interest cost	10.2	3.0	9.8	2.9
Expected return on plan assets	(10.7)	(6.1)	(10.5)	(5.9)
Recognized prior service cost (credit)	0.1	(3.9)	0.1	(4.4)
Recognized actuarial loss	1.3	—	3.9	—
Settlement charge(a)	4.3	—	—	—
Net periodic benefit cost (income)	8.2	(5.7)	7.0	(6.1)
Allocation to affiliates	(0.4)	0.7	(0.8)	0.7
Adjusted net periodic benefit cost (income)	7.8	(5.0)	6.2	(5.4)
Amount allocated to construction projects(b)	(0.4)	(0.2)	(1.1)	0.9
Amount deferred as regulatory asset (liability)-net allocations(c)	0.7	—	1.5	—
Amount charged (credited) to expense	$8.1	$(5.2)	$6.6	$(4.5)
(a) Amount relates to a one time partial settlement charge associated with a lump sum payment to Washington Gas’ defined benefit supplemental executive retirement plan (DB SERP) that was paid in the first quarter of 2019.
(b)On October 1, 2018, Washington Gas adopted ASU 2017-07. As a result, only the service cost component of net periodic benefit costs (income) is eligible for capitalization.
(c)Amount represents the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019.
At March 31, 2019 and December 31, 2018, the rabbi trust balance associated with the DB SERP and non-funded defined benefit restoration plan (DB restoration) plans was $46.8 million and $60.8 million, respectively. $4.1 million and $20.2 million was recorded in “Current Assets-Other” and $42.7 million and $40.6 million was recorded in “Deferred Charges and Other Assets - Other” respectively, along with other rabbi trust balances.
On October 1, 2018, Washington Gas adopted ASU 2017-07. This standard requires entities to report the service cost component in the same financial statement line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented separately from service cost and outside of operating income. In addition, only the service cost component of net benefit cost is eligible for capitalization. Changes to the presentation of service costs and other components of net benefit cost were applied retrospectively. As a result of the retrospective adoption, we reclassified $2.8 million of net periodic benefit income from “Operation and maintenance” expense to “Other income (expense)-net” on the March 31, 2018 Statement of Income. Changes in capitalization practices were implemented prospectively.
NOTE 10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations
Washington Gas has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and our commitments related to the business process outsourcing program.
Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion and Analysis in Washington Gas’ Form 10-K/T. Note 6 to the Financial Statements in Form 10-K/T includes a discussion of long-term debt, including debt maturities. Note 12 to the Financial Statements in Form 10-K/T reflects information about the various contracts of Washington Gas.
There were no significant changes to contractual obligations during the three months ended March 31, 2019.
Silver Spring, Maryland Incident
On April 23, 2019, the NTSB held a hearing during which it found, among other things, that the probable cause of the August 10, 2016, explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland “was the failure of an indoor mercury service regulator with an unconnected vent line that allowed natural gas into the meter room where it accumulated and ignited from an unknown ignition source. Contributing to the accident was the location of the mercury service regulators where leak detection by odor was not readily available.” Washington Gas disagrees with the NTSB’s probable cause findings.
A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All cases have been consolidated for discovery purposes. All of these suits seek unspecified damages for personal injury and/or property damage. The one action seeking class action status has been amended to assert property damage and loss of use claims and is no longer seeking class status. The trial date for the civil actions has been scheduled for December 2, 2019. Washington Gas maintains excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. Washington Gas believes that this coverage will be sufficient to cover any significant liability that may result from this incident. Given the early stage of the litigation, the outcome is not yet determinable and management is unable to make an estimate of any potential loss or range of potential losses that are reasonably possible of occurring. As a result, management has not recorded a reserve associated with this incident.
Regulatory Contingencies
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve Washington Gas. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
Merger Commitments
In connection with the Merger, AltaGas and WGL made commitments related to the terms of the Public Service Commission of the District of Columbia (PSC of DC) settlement agreement and the conditions of approval from the Public Service Commission of Maryland (PSC of MD) and the SCC of VA. Among other things, these commitments include rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. The cumulative amount expensed as of March 31, 2019 was $136.1 million, of which $113.4 million has been paid, including $2.3 million paid in the quarter ended March 31, 2019. In March 2019, the PSC of MD issued an order finalizing that the $3.9 million Most Favored Nation adjustment, originally recorded as a commitment expense, should be used to offset future rates under Washington Gas’ natural gas expansion program in Maryland. As a result, Washington Gas reversed the commitment expense in the first quarter of 2019. In addition, there are certain additional regulatory commitments which will be recorded when the costs are incurred in the future, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years, investment of up to $70.0 million over a 10 year period to further extend natural gas service, spending $8.0 million for leak mitigation within three years of the Merger close, and developing 15 megawatts of either electric grid energy storage or Tier 1 renewable resources within five years.
Application for Approval of Reduction of Distribution Rates
On January 12, 2018, Washington Gas filed applications to reduce customer rates in Maryland, Virginia, and the District of Columbia to reflect the impact of the Tax Act, including both the impact of the re-measurement of deferred tax assets and liabilities and reduction of the federal tax rate to 21%. Washington Gas began tracking the impact of the Tax Act on revenue

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. In Maryland, the PSC of MD approved the application for an annual reduction in Washington Gas’ distribution rates of $14.8 million, effective for bills rendered on or after February 1, 2018. The PSC of DC approved the settlement agreement on June 29, 2018, reflecting an annual reduction in Washington Gas’ distribution rates of $8.3 million, effective for service rendered on or after July 1, 2018, which was refunded to customers. In Virginia, the application was dismissed on March 15, 2018 and Washington Gas filed a new general rate case in July 2018 incorporating the effects of the Tax Act, which the Company filed on July 31, 2018 and is still pending (see discussion below). Washington Gas has recorded regulatory liabilities, representing the amounts owed to customers for reduced rates between January 1, 2018 and March 31, 2019 of $17.5 million for Virginia.
Virginia Jurisdiction
Virginia Rate Case. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the Commission and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporates the effects of The Tax Act. On August 23, 2018, the SCC of VA issued an order setting a procedural schedule and appointing a Hearing Examiner. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On February 4, 2019, the Hearing Examiner granted an extension of time for Intervenor and Staff testimonies and Washington Gas rebuttal. On March 13, 2019, the Staff filed its Direct testimony. On April 12, 2019, Washington Gas filed rebuttal testimony and revised its original return on equity down from 10.6% to 10.3% and its overall rate of return down from 7.94% to 7.81%. Hearings are scheduled to begin on April 30, 2019.
Financial Guarantees
At March 31, 2019 and December 31, 2018, there were no guarantees to external parties.
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
At March 31, 2019 and December 31, 2018, Washington Gas reported a liability of $10.7 million and $11.3 million on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At both March 31, 2019 and December 31, 2018, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $29.4 million. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
Washington Gas is currently remediating its East Station property, which is adjacent to the Anacostia River, including ground water pump and treat, tar recovery, soil encapsulation and other treatment. Washington Gas is conducting a remedial investigation and feasibility study under a 2012 consent decree with the District of Columbia and the federal government and additional remediation may be required. In addition, manufactured gas waste was discovered at an adjoining property, a parcel of land adjacent to East Station. Washington Gas has agreed to work with the owners of the adjoining property to perform a site investigation, ground water sampling, and report on the contamination at the site pursuant to oversight by the District of Columbia Department of Energy and Environment.
Washington Gas received a letter in February 2016 from the District of Columbia and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft remedial investigation report issued on March 30, 2018 identifies East Station as one of seventeen potential environmental cleanup sites. We are not able to estimate the total amount of potential damages or timing associated with the District of Columbia’s environmental investigation on the Anacostia River at this time. While an

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

allocation method has not been established, Washington Gas has accrued an amount for study costs based on a potential range of estimates.
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
At March 31, 2019 and December 31, 2018, Washington Gas reported a regulatory asset of $5.6 million and $5.8 million for the portion of environmental response costs that are expected to be recoverable in future rates.
For further information on our Environmental activities refer to Note 11 - Environmental Matters in Washington Gas’ 10-K/T for the three months ended December 31, 2018.
NOTE 11. DERIVATIVES

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
Regulatory sharing mechanisms provide for the annual realized profit from these transactions to be shared between Washington Gas’ shareholders and customers; therefore, changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that it is probable that realized gains and losses associated with these derivative transactions will be included in the rates charged to customers when they are realized. Unrealized gains and losses recorded to earnings may cause significant period-to-period volatility; this volatility does not change the operating margins that Washington Gas expects to ultimately realize from these transactions through the use of its storage and transportation capacity resources.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of income in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2019 was a net gain of $8.2 million including an unrealized gain of $7.2 million. During the three months ended March 31, 2018, we recorded a net gain of $18.8 million including an unrealized gain of $12.3 million.
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
Managing Interest-Rate Risk. Washington Gas may utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the related debt. As of March 31, 2019 and December 31,2018, Washington Gas does not have any interest rate swaps in derivatives.
Operations
 The following table presents the balance sheet classification for all derivative instruments as of March 31, 2019 and December 31, 2018.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	Notional Amounts
	March 31, 2019	December 31, 2018
Natural Gas (In millions of therms)
Asset optimization & trading	12,610.0	13,051.0
Other risk-management activities	1,015.0	1,072.0
The following table presents the balance sheet classification for all derivative instruments as of March 31, 2019 and December 31, 2018.

Balance Sheet Classification of Derivative Instruments(b)
(in millions)	Gross Derivative Assets	Gross Derivative Liabilities	Total(a)
As of March 31, 2019
Current Assets—Derivatives	$13.0	$—	$13.0
Deferred Charges and Other Assets—Derivatives	18.6	—	18.6
Current Liabilities—Derivatives	2.6	(10.4)	(7.8)
Deferred Credits—Derivatives	—	(110.1)	(110.1)
Total	$34.2	$(120.5)	$(86.3)
As of December 31, 2018
Current Assets—Derivatives	$25.7	$(6.2)	$19.5
Deferred Charges and Other Assets—Derivatives	11.3	—	11.3
Current Liabilities—Derivatives	1.1	(21.4)	(20.3)
Deferred Credits—Derivatives	—	(116.8)	(116.8)
Total	$38.1	$(144.4)	$(106.3)
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
(b) Washington Gas did not have derivative instruments outstanding that were designated as hedging instruments at March 31, 2019 or December 31, 2018.
 The following tables present all gains and losses associated with derivative instruments for the three months ended March 31, 2019 and 2018.

Washington Gas Light Company Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended March 31,
	2019	2018
Recorded to income
Utility cost of gas	4.0	3.0
Recorded to regulatory assets
Gas costs	11.9	3.5
Total	$15.9	$6.5

Collateral
Washington Gas utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parent company guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under Washington Gas’ offsetting policy, collateral balances are offset against the

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the accompanying balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheets.
At March 31, 2019 and December 31, 2018, Washington Gas had $6.3 million and $7.4 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At March 31, 2019 and December 31, 2018, Washington Gas had $0.7 million and $0.2 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At March 31, 2019 and December 31, 2018, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2019, Washington Gas had a minimal requirement to post collateral related to a derivative liability that contained a credit-related contingent feature. There was no such collateral at December 31, 2018, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)
March 31, 2019
Derivative liabilities with credit-risk-contingent features	$—
Maximum potential collateral requirements	—
December 31, 2018
Derivative liabilities with credit-risk-contingent features	$1.1
Maximum potential collateral requirements	$1.0
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At March 31, 2019, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $45.8 million.
NOTE 12. FAIR VALUE MEASUREMENTS

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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Washington Gas did not have any Level 1 derivatives at March 31, 2019 or December 31, 2018.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2019 and December 31, 2018, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations.
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
Our Risk Analysis and Mitigation (RA&M) Group determines the valuation policies and procedures. The RA&M Group reports to Washington Gas’ Chief Financial Officer. In accordance with Washington Gas valuation policy, we may utilize a variety of valuation methodologies to determine the fair value of Level 3 derivative contracts, including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. The RA&M Group also evaluates changes in fair value measurements on a daily basis.
At March 31, 2019 and December 31, 2018, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following tables set forth financial instruments recorded at fair value as of March 31, 2019 and December 31, 2018, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2019
Assets
Natural gas related derivatives	$—	$2.7	$31.5	$34.2
Total Assets	$—	$2.7	$31.5	$34.2
Liabilities
Natural gas related derivatives	$—	$(2.9)	$(117.6)	$(120.5)
Total Liabilities	$—	$(2.9)	$(117.6)	$(120.5)
At December 31, 2018
Assets
Natural gas related derivatives	$—	$9.8	$28.3	$38.1
Total Assets	$—	$9.8	$28.3	$38.1
Liabilities
Natural gas related derivatives	$—	$(9.5)	$(134.9)	$(144.4)
Total Liabilities	$—	$(9.5)	$(134.9)	$(144.4)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of March 31, 2019 and December 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value March 31, 2019	Valuation Techniques	Unobservable Inputs	Range

Natural gas related derivatives	($86.1)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.88) - $3.14

	Net Fair Value December 31, 2018
Natural gas related derivatives	($106.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.028)-$5.34
The following tables are a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended March 31, 2019 and March 31, 2018, respectively.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2019
Balance at January 1, 2019	$(106.6)
Realized and unrealized gains (losses)
Recorded to income	3.6
Recorded to regulatory assets—gas costs	12.5
Transfers into Level 3	(3.8)
Transfers out of Level 3	5.0
Settlements	3.2
Balance at March 31, 2019	$(86.1)
Three Months Ended March 31, 2018
Balance at January 1, 2018	$(125.4)
Realized and unrealized gains (losses)
Recorded to income	(0.7)
Recorded to regulatory assets—gas costs	(1.1)
Transfers out of Level 3	9.0
Settlements	29.2
Balance at March 31, 2018	$(89.0)
 Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation inputs and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the three months ended March 31, 2019 and March 31, 2018 were due to valuations that experienced an increase in observable market inputs. Transfers into Level 3 during the three months ended March 31, 2019 and March 31, 2018 were due to an increase in unobservable market inputs, primarily pricing points.
The table below sets forth the line items on the statements of income to which amounts are recorded for the three months ended March 31, 2019 and March 31, 2018, respectively, related to fair value measurements using significant Level 3 inputs.

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2019
Utility cost of gas	$3.6
Three Months Ended March 31, 2018
Utility cost of gas	$(0.7)
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the fiscal years ended March 31, 2019 and March 31, 2018, respectively.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Total - Natural Gas Related Derivatives
Three Months Ended March 31, 2019
Recorded to income
Utility cost of gas	$2.5
Recorded to regulatory assets—gas costs	10.5
Total	$13.0
Three Months Ended March 31, 2018
Recorded to income
Utility cost of gas	$5.0
Recorded to regulatory assets—gas costs	6.6
Total	$11.6
The following tables presents the carrying amounts recorded at amortized cost and estimated fair values of our financial instruments at March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments
	March 31, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$50.6	$50.6	$69.7	$69.7
Commercial paper (b)	$205.0	$205.0	$296.0	$296.0
Project financing (b)	$15.5	$15.5	$15.5	$15.5
Current maturities of long-term debt	$50.0	$50.0	$50.0	$50.0
Long-term debt(c)	$1,034.9	$1,116.4	$1,035.0	$1,096.3
(a) The balance as of March 31, 2019 includes $1.1 million money market funds located in “Cash and cash equivalents,” $4.1 million rabbi trust investment located in “Current Assets-Other,” and $45.4 million rabbi trust investments located in “Deferred Charges and Other Assets-Other” of the accompanying balance sheets; The balance as of December 31, 2018 includes $4.4 million money market funds located in “Cash and cash equivalents,” $20.2 million rabbi trust investment located in “Current Assets-Other” and $45.1 million rabbi trust investments located in “Deferred Charges and Other Assets-Other.” The amounts in cash and cash equivalent may be offset by outstanding checks.
(b) Balance is located in “Notes payable and project financing” in the accompanying balance sheets.
(c) Includes adjustments for current maturities and unamortized discounts, as applicable.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. The maturity of our commercial paper outstanding at both March 31, 2019 and December 31, 2018 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Due to the short term nature of current maturities of long-term debt, the carrying cost approximates fair value using Level 2 inputs, Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on valuation techniques when observable market data is not available. Our long-term debt fair value measurement is classified as Level 3.
Non Recurring Basis
Washington Gas does not have financial instruments recorded at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018.
NOTE 13. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas and effective with the close of the Merger on July 6, 2018, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs attributable to WGL and its affiliates and Washington Gas in turn

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

allocates a portion of the costs to WGL’s other subsidiaries based on methodologies further described below. Washington Gas records a payable of the total shared service costs allocated to all WGL’s subsidiaries in “Payable to associated companies” and a receivable of the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheet.
As of March 31, 2019, WGL recorded a $5.8 million liability to “Payables to associated companies,” reflecting Washington Gas’ unpaid shared service cost payable to AltaGas. Washington Gas recorded a receivable of $1.3 million to “Receivables from associated companies” on the balance sheet related to the shared service costs allocated to WGL’s subsidiaries, and $4.5 million of net expenses were included in “Operation and maintenance” on the statements of income for the three months ended March 31, 2019, reflecting the shared service cost allocated to Washington Gas.
As of December 31, 2018, Washington Gas recorded a receivable of $0.6 million to “Receivables from associated companies” on the balance sheet related to the shared service costs allocated to WGL’s subsidiaries, and $4.5 million of net expenses were included in “Operation and maintenance” of statements of income for the three months ended December 31, 2018, reflecting the shared service cost allocated to Washington Gas. There was no payable balance related to the shared service cost as of December 31, 2018.
In addition, Washington Gas provides accounting, treasury, legal and other administrative and general support to WGL’s subsidiaries, and files consolidated tax returns that include affiliated taxable transactions. Effective upon the approval by the SCC of Virginia on December 17, 2018, and beginning in January 2019, Washington Gas also provides accounting, legal, tax and other administrative and general support to various AltaGas U.S. entities. Washington Gas bills affiliates to which it provides services in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.
Refer to Note 8-Income Taxes of the Notes to Financial Statements for discussions of related party income taxes.

Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas’ area-wide contract. In December 2016, WGL Energy Systems entered into an agreement to obtain third-party financing and receive funds directly from the third-party lender during the construction period associated with the related energy management service projects. Washington Gas continued to record a receivable in “Unbilled revenues” representing the government’s obligation and recorded an account payable to WGL Energy Systems in “Payable to associated companies” for the construction work performed for the same amount. Refer to Note 5-Short Term Debt of the Notes to Financial Statements for further discussions of the project financing.
Related Party Transactions with Hampshire
Hampshire owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in “Operation and maintenance” in its statements of income. Hampshire operates under a “pass-through” cost of service-based tariff approved by the Federal Energy Regulatory Commission (FERC) and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. During the three months ended March 31, 2019 and 2018, Washington Gas recorded $2.1 million and $1.6 million of expenses related to the cost of services provided by Hampshire in Washington Gas’ Statements of Income. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in “Receivables from associated companies” on Washington Gas’ balance sheet.
Other Related Party Transactions
In connection with billing for unregulated third-party marketers, including WGL Energy Services and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

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

Gas Balancing Service Charges
	Three Months Ended March 31	Three Months Ended March 31
(In millions)	2019	2018
Gas balancing service charge	$8.9	$8.5
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded a $2.1 million and $0.7 million receivable from WGL Energy Services, at March 31, 2019 and December 31, 2018, respectively, related to an imbalance in gas volumes. The receivable and payable are recorded in “Account receivable” and “Account payable and other accrued liabilities” on Washington Gas’ balance sheet. Refer to Note 1—Accounting Policies of the Notes to Financial Statements on Form 10-K/T for the three months ended December 31, 2018 for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and the PSC of DC, whereby it purchases receivables from participating energy marketers, including WGL Energy Services, at approved discount rates. Washington Gas implemented the POR program in the District of Columbia beginning in January 2019. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. At March 31, 2019 and December 31, 2018, Washington Gas had balances of $10.0 million and $6.4 million, respectively, of purchased receivables from WGL Energy Services.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) by component for three months ended March 31, 2019, and 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Three Months Ended March 31,
(In thousands)	2019	2018
Beginning Balance	$(6,627)	$(4,330)
Change in prior service cost (a)	(162)	(273)
Change in actuarial gain (loss) (a)	4,904	530
Current-period other comprehensive income (loss)	4,742	257
Income tax expense (benefit) related to other comprehensive income (loss)	477	74
Ending Balance	$(2,362)	$(4,147)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 9—Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table details the changes in operating assets and liabilities from operating activities, cash payments that have been included in the determination of earnings and non-cash investing and financing activities.

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2019	2018
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	$(27,774)	$(9,552)
Receivables from associated companies	249	(3,705)
Gas costs and other regulatory assets/liabilities—net	6,683	5,648
Storage gas	65,885	57,491
Prepaid taxes	2,037	10,312
Accounts payable and other accrued liabilities	(77,797)	(26,573)
Payables to associated companies	(2,656)	3,958
Customer deposits and advance payments	(15,521)	(7,256)
Accrued taxes	3,232	(22,149)
Other current assets	2,215	(1,259)
Other current liabilities	(243)	(242)
Deferred gas costs—net	50,086	33,622
Deferred assets—other	14,027	(4,524)
Deferred liabilities—other	(2,297)	338
Pension and other post-retirement benefits	(14,494)	(2,261)
Other—net	—	981
Changes in operating assets and liabilities	$3,632	$34,829
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(1,683)	$5
Interest paid	$25,398	$25,691
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditure accruals included in accounts payable and other accrued liabilities	$32,738	$23,949
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows.

(in thousands)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$2,142	$13,724
Restricted cash included in Current Assets-Other	$4,094	$—
Restricted cash included in Deferred Charges and Other Assets-Other	$45,440	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$51,676	$13,724
Restricted cash included in “Current assets—Other” and “Deferred charges and other assets—Other” on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds as of March 31, 2019. We did not have any restricted cash as of March 31, 2018. Refer to Note 9-Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

Washington Gas Light Company
Part I
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) analyzes the financial condition, results of operations and cash flows of Washington Gas. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “Washington Gas,” “we,” “us,” “our” or the “Company,” refers to Washington Gas Light Company.
Management’s Discussion and Analysis is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the company’s financial statements and the Notes to Financial Statements in this quarterly report as well as Washington Gas’ Form 10-K/T for the period ending December 31, 2018. Our operations are seasonal and, accordingly, our operating results for the periods presented are not indicative of the results to be expected for the full year.
Washington Gas has one operating segment that engages in the delivery and sale of natural gas, whose operations are regulated by regulatory commissions in the District of Columbia, Maryland and Virginia.
RESULTS OF OPERATIONS—Three Months Ended March 31, 2019 vs. March 31, 2018
Summary Results

Net income applicable to common stock was $112.7 million for the three months ended March 31, 2019 compared to $107.8 million for the same period ended March 31, 2018. The increase of $4.9 million was mainly due to higher revenues from new base rates in Maryland and Virginia, offset by higher operation and maintenance expenses due to Merger-related costs and corporate allocations.
Our chief operating decision maker utilizes earnings before interest, tax, depreciation and amortization (“EBITDA”) as the primary measure of profit and loss in assessing the results of operations. EBITDA includes operating income and other income (expense). We believe that our use of EBITDA enhances the ability to evaluate Washington Gas’ performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies of AltaGas such as capital financing and tax sharing allocations. It also excludes depreciation and amortization which do not affect cash flow.
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than net income.
The following table reconciles EBITDA to net income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In millions)	2019	2018	Increase/(Decrease)
Net income	$113.0	$108.1	$4.9
Interest expense	14.9	14.7	0.2
Income tax expense	29.2	27.8	1.4
Depreciation and amortization	35.2	33.5	1.7
EBITDA	$192.3	$184.1	$8.2

The EBITDA comparisons for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 primarily reflect:

•	new base rates in Maryland and Virginia; and

•	customer growth of approximately 14,000 average active customer meters.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Included in the EBITDA comparisons are the unfavorable effects of:

•	higher operation and maintenance expenses primarily related to Merger-related costs and corporate allocations; and

•	lower realized margins and lower unrealized mark-to-market valuation gain associated with our asset optimization program.
Detailed Financial Results
The following table summarizes the Company’s financial data for the three months ended March 31, 2019 and three months ended March 31, 2018.

	Three Months Ended March 31,
(In millions)	2019	2018	Increase/(Decrease)
Net revenues
Operating revenues	$593.7	$532.0	$61.7
Less: Cost of gas	242.3	205.3	37.0
Revenue taxes	32.7	30.7	2.0
Total net revenues	318.7	296.0	22.7
Operation and maintenance	111.0	93.8	17.2
General taxes and other assessments	19.9	19.7	0.2
Other income (expense)-net	4.5	1.6	2.9
EBITDA	$192.3	$184.1	$8.2

Net Revenues
We also utilize net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability. The cost of the natural gas commodity (as adjusted for Asset Optimization sharing) and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating revenues. Additionally, net revenues may not be comparable to similarly titled measures of other companies. The table above reconciles net revenues to operating revenues for the three months ended March 31, 2019 and 2018.
The following table provides the key factors contributing to the change in the net revenues between three months ended March 31, 2019 and 2018.

Composition of Changes in Net Revenues
(In millions)	Increase/(Decrease)
Impact of rate cases	$26.7
Asset optimization:
Realized margins	(5.5)
Unrealized mark-to-market valuations	(5.1)
Customer growth	3.2
Other	3.4
Total	$22.7
Impact of rate cases — The increase in revenue reflects new base rates in Maryland, effective December 2018, and in Virginia, effective January 2019, including the effects of rolling surcharges under Maryland’s Strategic Infrastructure

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Development and Enhancement (STRIDE) law and a new law to advance Virginia’s Energy Plan (the SAVE Act) into base rates. Refer to “Rates and Regulatory Matters” for further discussion of this matter.
Asset optimization — We recorded a net gain of $8.2 million including an unrealized gain of $7.2 million associated with our energy-related derivatives for the quarter ended March 31, 2019, compared to a net gain of $18.8 million including an unrealized gain of $12.3 million for the quarter ended March 31, 2018. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk” for further discussion of our asset optimization program.
Customer growth — Average active customer meters increased by approximately 14,000 at the three months ended March 31, 2019, over the number of average active customer meters at the end of the same period of 2018. Washington Gas added 2,667 and 2,892 new customers in the three months ended March 31, 2019 and 2018, respectively, supported by additional capital and rate base. Adding new customers directly drives earnings growth through additional distribution revenues.
Operation and Maintenance Expenses
The following table provides the key factors contributing to the changes in operation and maintenance expenses between reporting periods.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/(Decrease)
Merger-related expenses	$5.3
Corporate allocated services	4.5
System safety and integrity	3.5
Employee incentives and direct labor costs	2.8
Other	1.1
Total	$17.2
Merger-related expenses— During the three months ended March 31, 2019, we recorded additional costs of $8.6 million for change in control benefits associated with the Merger with AltaGas, partially offset by a reversal in Merger commitment expense of $3.9 million. Refer to Merger Commitments in Management’s Discussion and Analysis for further discussion.
Corporate allocated services— The increase in the current quarter over the prior year quarter is due to corporate shared services provided by AltaGas subsequent to the Merger close in July 2018. Over time, such costs are expected to be offset by reductions in other functional areas.
System safety and integrity — The increase in expense for the three months ended March 31, 2019, over the same period of 2018 reflects increased safety and reliability activities including leak repair and mitigation.
Employee incentives and direct labor costs — The quarter-over-quarter variance is primarily due to an increase in employees, higher salaries and increased overtime work.
Other Income (Expense)-Net
The increase in other income (expense) - net between periods relates to employee pension and other post-retirement benefits.
Interest Expense
The following table shows the components of Washington Gas’ interest expense for the three months ended March 31, 2019 and 2018.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Interest Expense
	Three Months Ended March 31,		Increase/
(In millions)	2019	2018	(Decrease)
Interest on long-term debt	$13.4	$14.4	$(1.0)
Interest on short-term debt	1.6	0.2	1.4
Other net, including AFUDC	(0.1)	0.1	(0.2)
Total	$14.9	$14.7	$0.2
Income Taxes
The following table shows Washington Gas’ income tax expense and effective income tax rate for the three months ended March 31, 2019 and 2018.

Income Taxes
	Three Months Ended March 31,		Increase/
(In millions)	2019	2018	(Decrease)
Income before income taxes	$142.2	$135.9	$6.3
Income tax expense	29.2	27.8	1.4
Effective income tax rate	20.5%	20.5%	—
Depreciation and Amortization
The increase in depreciation and amortization between periods represents higher depreciation expense on capital additions.

Statistical Information
Key gas delivery, weather and meter statistics are shown in the table below for the three months ended March 31, 2019 and 2018.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended March 31,		Increase/
	2019	2018	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm
Gas sold and delivered	452.8	452.7	0.1
Gas delivered for others	225.0	217.3	7.7
Total firm	677.8	670.0	7.8
Interruptible
Gas sold and delivered	0.6	1.5	(0.9)
Gas delivered for others	93.8	77.0	16.8
Total interruptible	94.4	78.5	15.9
Electric generation—delivered for others	8.0	19.8	(11.8)
Other—delivered for others	4.9	8.3	(3.4)
Total deliveries	785.1	776.6	8.5
Degree Days
Actual	2,048	2,106	(58)
Normal	2,129	2,169	(40)
Percent colder (warmer) than normal	(3.8)%	(2.9)%	n/a
Average active customer meters	1,187,000	1,173,000	14,000
Ending active customer meters	1,188,263	1,175,517	12,746
New customer meters added	2,667	2,892	(225)
Gas Service to Firm Customers
The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).
Gas Service to Interruptible Customers
Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Per approved tariffs, Washington Gas has sharing mechanisms in all three jurisdictions where it shares a portion of interruptible margins with firm customers.
Gas Service for Electric Generation
Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by independent companies. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Washington Gas generally meets its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper and long-term debt, and equity infusions from WGL routed through Wrangler. Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund both capital expenditures and to retire long-term debt.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Our ability to access debt capital markets depends on our credit ratings, general market liquidity, and demand for our credit securities. In addition, rules imposed by regulatory commissions or state law in Washington Gas’ service territory restrict its ability to make advances or issue loans to its affiliates, including WGL. Washington Gas may not provide loans to an affiliate or its holding company without prior regulatory commission approval.
During the three months ended March 31, 2019, Washington Gas met its liquidity and capital needs through cash on hand, retained earnings, and the issuance of commercial paper.
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
As of March 31, 2019, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 55.4% common equity, 0.9% preferred stock and 43.7% long and short-term debt. This capitalization ratio varies during the year primarily due to the seasonal nature of Washington Gas’ business. See discussion regarding seasonal impacts on working capital below.
Our plans provide for sufficient liquidity to satisfy our financial obligations. Generally, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At March 31, 2019, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At March 31, 2019 and December 31, 2018, Washington Gas had balances in gas storage of $38.0 million and $103.9 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases. Washington Gas is also subject to the collateral requirements of its counterparties. At March 31, 2019, Washington Gas was not required to post any cash collateral to counterparties.
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
Variations in the timing of customer collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At March 31, 2019, Washington Gas had $1.3 million over-collection of gas costs reflected in current liabilities as gas cost due to customers. At December 31, 2018, Washington Gas had $2.2 million in net under-collections from customers, reflected in current assets as gas costs due from customers. Amounts under-collected or over-collected from customers during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At March 31, 2019 and December 31, 2018, Washington Gas had a net regulatory liability of $21.2 million related to over-collections from customers, and a net regulatory asset of $60.0 million related to under-collections from customers, respectively, related to the current gas recovery cycle.
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The credit facility for Washington Gas permits it to borrow up to $350.0 million, and further permits, with the banks’ approval, additional borrowings of $100 million for a maximum potential total of $450 million. The interest rate on loans made under each of the credit facilities is a fluctuating rate per annum that is set using certain parameters at the time each loan is made. Washington Gas incurs credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, Washington Gas would be required to pay higher fees. There are five different levels of fees. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The facilities have a maturity date of December 19, 2019, and the credit agreements provide Washington Gas with the right, as applicable to request two additional one-year extensions, with the lenders’ approval. Bank credit balances available to Washington Gas, net of commercial paper balances are $145.0 million and $54.0 million, at March 31, 2019 and December 31, 2018, respectively.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties, which are reported as current liabilities in “Customer deposits and advance payments,” in the accompanying balance sheets. At March 31, 2019 and December 31, 2018, “Customer deposits and advance payments” totaled $38.8 million and 54.4 million, respectively. The majority of these balances are customer deposits and customer credit balances. Deposits from customers may be refunded at various times throughout the year based on customer payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions. In addition, customers may have credit balances due to budget credits, over payments and company provided credits. Budget credits, which is the most frequent type of credit, occurs only for customers on the budget bill program and happens normally in the warmer months when customers’ actual bill is less than the budget bill amount. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.
 Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas’ area-wide contract. The construction work is performed by WGL Energy Systems on behalf of Washington Gas. As the third party financier funds the project, Washington Gas establishes a financing obligation to the third party financier and transfers the funds to WGL Energy Systems. As work is performed, Washington Gas establishes a contract asset representing the government’s obligation to remit principal and interest. The financing obligation in “Notes payable and project financing” and contract asset in “Unbilled revenues” are typically equal to each other at the end of the construction period, but there could be timing differences in the recognition during the construction period. When these projects are formally “accepted” by the government and deemed complete, Washington Gas assigns the ownership of the contract asset to the third party financier in satisfaction of the obligation to the third party financier and removes both the contract asset and the financing obligation related to the project from its financial statements. If project acceptance does not occur by a specified date, the lender may require Washington Gas to make interim interest payments or repurchase the contract payments plus a termination fee. In March 2016, the SCC of VA denied Washington Gas’ further participation in the third-party financing arrangement but allowed existing debt arrangements to remain intact until the related obligations were satisfied.
In October 2018, WGL Energy Systems repaid $53.0 million drawn by Washington Gas from a third-party lender for a specific project for which the lender demanded repayment due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in “Payable to associated companies” on Washington Gas’ balance sheet as of December 31, 2018. On January 16, 2019, the federal government agency customer provided notification of final acceptance as of December 14, 2018. In February 2019, WGL sold the receivables, and accordingly, Washington Gas reversed the associated amount in “Payable to associated company” and “Unbilled revenue” on its balance sheet.
As of March 31, 2019, Washington Gas had $15.9 million in “Unbilled revenues” on the balance sheet and $15.5 million in “Notes payable and project financing,” for energy management services projects that were financed through Washington Gas and not yet complete.
As of December 31, 2018, Washington Gas had $69.7 million in “Unbilled revenues” on the balance sheet and $15.5 million in “Notes payable and project financing,” for energy management services projects that were financed through Washington Gas and not yet complete.
Washington Gas did not record a corresponding reserve for bad debts related to these contract assets at March 31, 2019 and December 31, 2018 based on our previous collection experience with receivables that have been financed for government agencies with minimal credit risk. See Note 5— Short-Term Debt and Note 13 — Related Party Transactions of the Notes to Financial Statements for a further discussion of project financing.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements are capital expenditures and long-term debt maturities. Our capital expenditures primarily relate to adding new utility customers and system supply and maintaining the safety and reliability of Washington Gas’ distribution system.
Security Ratings
The table below reflects the current credit ratings for the outstanding debt instruments of Washington Gas. Changes in credit ratings may affect Washington Gas’ cost of short-term and long-term debt and our access to the capital markets. A security rating is not a recommendation to buy, sell or hold securities. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

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
Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas’ revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of March 31, 2019, Washington Gas’ ratio of consolidated financial indebtedness to consolidated total capitalization was 44%. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions. At March 31, 2019, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
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
Historical Cash Flows
The following table summarizes Washington Gas’ net cash from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31		Increase / (Decrease)
(In millions)	2019	2018	2019 vs. 2018
Cash from:
Operating activities	$188.8	$226.5	$(37.7)
Financing activities	$(115.8)	$(149.2)	$33.4
Investing activities	$(92.7)	$(70.2)	$(22.5)

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cash Flows From Operating Activities
Washington Gas’ cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. The volume of gas sales and deliveries is dependent primarily on factors external to the utility, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Unbilled revenue and weather normalization, ratemaking adjustments and decoupling mechanisms in place, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. The price at which the utility provides energy to customers is determined in accordance with regulatory-approved tariffs. In general, changes in the utility’s cost of gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. In addition, Washington Gas’ cash flow is impacted by the timing of derivative settlements.
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
Net cash flows provided by operating activities for three months ended March 31, 2019 was $188.8 million compared to net cash provided by operating activities of $226.5 million for the three months ended March 31, 2018. The decrease in cash flows provided by operating activities was primarily driven by a $16.1 million lump-sum settlement payment funded through the associated rabbi trust and a large decrease in accounts payable due to decreased gas purchases during the three months ended March 31, 2019.
Cash Flows From Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2019 totaled $115.8 million compared to $149.2 million for the three months ended March 31, 2018 mainly due to a decrease in short term borrowings.
There were no issuances or retirements of long-term debt by Washington Gas for the three months ended March 31, 2019 and 2018.
Cash Flows From Investing Activities
Net cash flows used in investing activities totaled $92.7 million and $70.2 million for three months ended March 31, 2019 and 2018, respectively, which primarily consists of utility capital expenditures made by Washington Gas.
Capital Investments
New Business
The Company’s utility service areas have a population estimated at 5.9 million and include approximately 2.2 million households and commercial structures. Washington Gas actively markets and adds new customers through both capital expenditures and different rate mechanisms aimed at bringing the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in its territories. Washington Gas added 2,667 and 2,892 new customers in the three months ended March 31, 2019 and 2018, respectively, supported by additional capital and rate base. Adding new customers directly drives earnings growth through additional distribution revenues.
Replacements, Regulatory Plans - Accelerated Pipe Replacement Plans
Accelerated pipe replacement programs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of the pipeline system. Each regulatory commission with jurisdiction over Washington Gas’ retail rates has approved accelerated replacement programs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments. In contrast to the traditional rate-making approach to capital investments, for the accelerated pipe replacement programs, Washington Gas is receiving recovery for these investments through approved surcharges for each program and is authorized to invest in each of these programs over a five-year period. The following table presents the expenditures made and revenues recognized for the accelerated pipe replacement programs during the three months ended March 31, 2019 and 2018. Refer to Rates and Regulatory Matters for a further discussion on rate case decisions during the periods.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Accelerated Pipe Replacement Programs
	Three Months Ended March 31,
(in millions)	2019	2018
Capital expenditures(a)
District of Columbia	$5.1	$4.4
Maryland	6.1	7.7
Virginia	16.9	7.9
Total	$28.1	$20.0
Revenues recognized
District of Columbia	1.4	0.8
Maryland	1.8	3.6
Virginia	—	1.9
Total	$3.2	$6.3
(a) Capital expenditures are reported without the cost of removal.
District of Columbia Jurisdiction.  In 2013, Washington Gas filed a Revised Accelerated Pipe Replacement Plan (PROJECTpipes) in which Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia. On January 29, 2015, the Public Service Commission of the District of Columbia issued an order approving the settlement agreement and approving recovery through the surcharge of total project costs up to $110 million through September 30, 2019. On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of a Project Pipes 2 (PIPES 2 Plan) extension plan for the period of October 1, 2019 through December 31, 2024.  Cumulative plant additions through September 30, 2015 were included in rate base in the most recent rate cases and are now being recovered in base rate.
Maryland Jurisdiction. In 2014, pursuant to the Strategic Infrastructure Development and Enhancement (STRIDE) law in Maryland, the PSC of MD approved Washington Gas’ initial STRIDE Plan to recover the reasonable and prudent costs associated with qualifying infrastructure replacements through monthly surcharges. The Commission approved replacement of bare and/or unprotected steel services and targeted copper and/or pre-1975 plastic services, bare and targeted unprotected steel main, mechanically coupled pipe main and service, and cast iron main in Washington Gas’ Maryland distribution system at an estimated five-year cost of $200 million, including cost of removal, through calendar year 2018. In December 2018, the Commission approved the extension of the STRIDE. Washington Gas is authorized to invest $350.5 million, including cost of removal over the five-year calendar period through 2023. Cumulative plant additions through September 30, 2018 were included in rate base in the most recent rate cases and are now being recovered in base rates.
Virginia Jurisdiction. On April 21, 2011, the Virginia State Corporation Commission approved, pursuant to a new law to advance Virginia’s Energy Plan (SAVE Act), Washington Gas’s initial plan under the SAVE Act Plan for accelerated replacement of infrastructure facilities and a rider that would allow the Company to recover eligible costs associated with those replacement programs. Cumulative expenditures through December 31, 2018 were included in rate base in the most recent rate cases and are now being recovered in base rates. On November 21, 2017, the Commission approved the Company’s application to amend and extend its SAVE Act plan. Washington Gas is authorized to invest $500 million, including cost of removal over the five-year calendar period through 2022.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMERCIAL COMMITMENTS
Contractual Obligations

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas and our commitments related to the business process outsourcing program.
Reference is made to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of Management’s Discussion and Analysis in Washington Gas’ Form 10-K/T. Note 6 to the Financial Statements in Form 10-K/T includes a discussion of long-term debt, including debt maturities. Note 12 to the Financial Statements in Form 10-K/T reflects information about the various contracts of Washington Gas.
There were no significant changes to contractual obligations during the three months ended March 31, 2019.
Merger Commitments
In connection with the Merger, AltaGas and WGL have made commitments related to the terms of the PSC of DC settlement agreement and the conditions of approval from the PSC of MD and the SCC of VA. Among other things, these commitments include rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. The cumulative amount expensed related to the Merger commitments as of March 31, 2019 was $136.1 million, of which $113.4 million has been paid, including $2.3 million paid in the quarter ended March 31, 2019. In March 2019, the PSC of MD issued an order finalizing that the $3.9 million Most Favored Nation adjustment, originally recorded as a commitment expense, should be used to offset future rates under Washington Gas’ natural gas expansion program in Maryland. As a result, Washington Gas reversed the commitment expense during the three months ended March 31, 2019. In addition, there are certain additional regulatory commitments which will be recorded when the costs are incurred in the future, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years, investment of up to $70.0 million over a 10 year period to further extend natural gas service, spending $8.0 million for leak mitigation within 3 years after the Merger close, and developing 15 megawatts of either electric grid energy storage or Tier 1 renewable resources within 5 years.
Refer to the Note 18- Merger with AltaGas Ltd. of the notes to Financial Statements of Washington Gas’ Form 10-K/T for a detailed discussion of Merger related commitments.
Financial Guarantees
At March 31, 2019 and December 31, 2018, there were no guarantees to external parties.
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
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of March 31, 2019.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$65.9	$—	$65.9	3	$45.8
Non-Investment Grade	—	—	—	—	—
No External Ratings	7.0	0.4	6.6	—	—

Washington Gas Light Company
Part II
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
Retail Credit Risk
Washington Gas is at risk of non-payment of utility bills by customers. To manage this customer credit risk, Washington Gas may require cash deposits from high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas has a POR program in Maryland and the District of Columbia, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables. Base rates include a provision for recovery of uncollectible accounts based on historical levels of charge offs of accounts receivable. Washington Gas also has a provision in its Gas Administrative Charge mechanism that includes an allowance for uncollectible accounts.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the energy-related derivatives during the three months ended March 31, 2019.

Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2019	$(106.3)
Net fair value of contracts entered into during the period	(2.1)
Other changes in net fair value	18.0
Realized net settlement of derivatives	4.1
Net assets (liabilities) at March 31, 2019	$(86.3)

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Roll Forward of Energy-Related Derivatives
(In millions)
January 1, 2019	$(106.3)
Recorded to income	4.0
Recorded to regulatory assets/liabilities	11.9
Realized net settlement of derivatives	4.1
Net assets (liabilities) at March 31, 2019	$(86.3)

The maturity dates in calendar years of our net assets (liabilities) associated with the energy-related derivatives recorded at fair value at March 31, 2019, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820.

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(0.2)	—	—	—	—	—	(0.2)
Level 3 — Significant unobservable inputs	9.7	3.2	1.4	(2.4)	(0.9)	(97.1)	(86.1)
Total net assets (liabilities) associated with our energy-related derivatives	$9.5	$3.2	$1.4	$(2.4)	$(0.9)	$(97.1)	$(86.3)
Refer to Note 11-Derivatives and Note 12- Fair Value Measurements of the Notes to Financial Statements for a further discussion of our derivative activities and fair value measurements.
Weather Risk
We are exposed to various forms of weather risk. Washington Gas’ operations are seasonal, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our calendar year in which Washington Gas is going into or coming out of the primary portion of its winter heating season. During the shoulder months within quarters ending June 30 (particularly in April and May) and December 31 (particularly in October and November), customer heating usage may not highly correlate with historical levels or with the level of heating degree days that occur, particularly when weather patterns experienced are not consistently cold or warm.
To the extent Washington Gas does not have weather related instruments or billing adjustment mechanisms in place, its revenues are volume driven and its current rates are based upon an assumption of normal weather. In the District of Columbia, without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern.
Billing Adjustment Mechanisms. In Maryland, Washington Gas has an RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues. Additionally, in Virginia, as part of the CARE plan, Washington Gas has a CRA mechanism that, in conjunction with the WNA, eliminates the effect of both weather and other factors such as conservation for residential, small commercial and industrial and group metered apartment customers.
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

Washington Gas Light Company
Part II
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
Short-Term Debt. At March 31, 2019 and December 31, 2018, Washington Gas had outstanding notes payable, including commercial paper and project financing of $220.5 million, and 311.5 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our commercial paper would have caused a change in interest expense of approximately $1.3 million.
Long-Term Debt. At March 31, 2019 and December 31, 2018, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,034.9 million and 1,035.0 million, respectively, excluding current maturities. As of March 31, 2019, the fair value of Washington Gas’ fixed-rate debt was $1,116.4 million. Our sensitivity analysis indicates that fair value would increase by approximately $60.3 million or decrease by approximately $55.7 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $902.5 million, or approximately 86.3% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which would require us to pay a premium over the face amount if we were to exercise them.
 Refer to Note 11 - Derivatives of the Notes to Financial Statements for a further discussion of our interest-rate risk management activity.
RATES AND REGULATORY MATTERS
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable.  The following is an update of significant current regulatory matters in Washington Gas’ jurisdictions.
For a more detailed discussion of the matters below, refer to Washington Gas’ Form 10-K/T for the three months ended December 31, 2018.
District of Columbia Jurisdiction
Project Pipes 2 Plan - On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of the PIPES 2 Plan extension plan for the period of October 1, 2019 through December 31, 2024.  The PIPES 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding new features to enhance the safety of Washington Gas’s system, with an estimated total cost of $305.3 million. On December 21, 2018, the Office of the People’s Counsel (OPC) filed a motion for an extension of 90 days for comments and reply comments. On January 16, 2019, the PSC of DC issued an order approving in part and denying in part the OPC’s request. On March 22, 2019, comments were filed by OPC, the Apartment and Office Building Association of Metropolitan Washington, the District Department of Energy and Environment, and DC Climate Action. Washington Gas and OPC filed reply comments on April 8, 2019.  A decision by the PSC of DC is expected in the second quarter of 2019.
Maryland Jurisdiction
Maryland Rate Case 2019. On April 22, 2019, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $30.8 million in additional annual revenue. The revenue increase represents an increase in base rates of $35.9 million including $5.1 million that was being paid by customers in annual surcharges under STRIDE. The filing reflects an increase to the Company’s return on equity from 9.7% to 10.4%. The PSC of MD is expected to issue an order promptly that suspends the proposed rates for a period of not more than 150 days from May 22, 2019 to provide the Commission with an opportunity to determine the justness and reasonableness of the proposal. On April 23, 2019, the PSC of MD issued an order delegating the conduct of the proceedings to the PSC of MD’s Public Utility Law Division, which will schedule a prehearing conference to establish a procedural schedule. The Company’s filing includes only actual test year expenses and pro forma adjustments that have been previously approved by the PSC of MD. The Company also is proposing a Safety Response Tracker to reconcile leak management expenses above or below the test year level on an annual basis outside of a base rate case. A final decision from the PSC of MD is expected on or before November 18, 2019.
Maryland Rate Case 2018. On May 15, 2018, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $41.3 million in additional annual revenue. The revenue increase represents an increase

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

in base rates of $56.3 million including $15.0 million that was being paid by customers in annual surcharges under STRIDE. Additionally, the proposed rate increase includes provisions designed to deliver the benefits of natural gas to more customers that include: (i) continued progress towards the replacement of aging infrastructure; (ii) ongoing network upgrades for improved service in Maryland and (iii) rising cost of service of providing safe, reliable natural gas service in its Maryland service territory. On December 11, 2018, the PSC of MD denied Washington Gas’ request for $56.3 million in new revenues. The PSC of MD granted the Company $28.6 million in new revenues and increased the Company’s return on equity to 9.7%. On January 10, 2019, Washington Gas filed an application for rehearing with the PSC of MD, alleging two errors in the agency’s final order. Washington Gas does not have any estimate as to when the Commission might issue an order on our appeal.
Virginia Jurisdiction
Virginia Rate Case - 2018. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporates the effects of The Tax Act. On August 23, 2018, the SCC of VA issued an order setting a procedural schedule and appointing a Hearing Examiner. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On February 4, 2019, the Hearing Examiner granted an extension of time for Intervenor and Staff testimonies and Washington Gas rebuttal. On March 13, 2019, the Staff filed its Direct testimony. On April 12, 2019, Washington Gas filed rebuttal testimony and revised its original return on equity down from 10.6% to 10.3% and its overall rate of return down from 7.94% to 7.81%. Hearings are scheduled to begin on April 30, 2019.
Other Matters
New Labor Contract. Washington Gas entered into a new three-year labor contract with the Office and Professional Employees International Union (OPEIU-Local 2). The contract covers approximately 97 employees. OPEIU-Local 2 ratified the contract on March 26, 2016 and is effective from April 1, 2019 through March 31, 2022. The contract includes, among other things: (i) annual wage increases of 3% and (ii) employment protection for each Local 2 employee from the date of commencement of the contract.
CRITICAL ACCOUNTING POLICIES
Preparation of financial statements and related disclosures in compliance with GAAP requires the selection and the application of appropriate technical accounting guidance to the relevant facts and circumstances of our operations, as well as our use of estimates to compile the financial statements. The application of these accounting policies involves judgment regarding estimates and projected outcomes of future events, including the likelihood of success of particular regulatory initiatives, the likelihood of realizing estimates for legal and environmental contingencies, and the probability of recovering costs and investments.
We have identified the following critical accounting policies that require our judgment and estimation, where the resulting estimates may have a material effect on the financial statements:

•	revenue from contracts with customers;

•	accounting for unbilled revenue;

•	accounting for regulatory operations — regulatory assets and liabilities;

•	accounting for income taxes;

•	accounting for contingencies;

•	accounting for derivatives;

•	accounting for fair value instruments;

•	impairment of long-lived assets; and

•	accounting for pension and other post-retirement benefit plans.
For a description of these critical accounting policies, refer to Management’s Discussion and Analysis within our Form 10-K/T. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended March 31, 2019.

Washington Gas Light Company
Part I-Financial Information

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following issues related to our market risks are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference into this discussion.

•	Price Risk

•	Weather Risk

•	Interest-Rate Risk
ITEM 4. CONTROLS AND PROCEDURES
Senior management, including the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer have concluded that Washington Gas’ disclosure controls and procedures were effective as of March 31, 2019. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

Washington Gas Light Company
Part II-Other Information

ITEM 1. LEGAL PROCEEDINGS
The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 10-Commitments and Contingencies of the Notes to Financial Statements.
Silver Spring, Maryland Incident
On April 23, 2019, the NTSB held a hearing during which it found, among other things, that the probable cause of the August 10, 2016, explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland “was the failure of an indoor mercury service regulator with an unconnected vent line that allowed natural gas into the meter room where it accumulated and ignited from an unknown ignition source. Contributing to the accident was the location of the mercury service regulators where leak detection by odor was not readily available.” Washington Gas disagrees with the NTSB’s probable cause findings.
A total of 40 civil actions related to the incident have been filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All cases have been consolidated for discovery purposes. All of these suits seek unspecified damages for personal injury and/or property damage. The one action seeking class action status has been amended to assert property damage and loss of use claims and is no longer seeking class status. The trial date for the civil actions has been scheduled for December 2, 2019. Washington Gas maintains excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. Washington Gas believes that this coverage will be sufficient to cover any significant liability that may result from this incident. Given the early stage of the litigation, the outcome is not yet determinable and management is unable to make an estimate of any potential loss or range of potential losses that are reasonably possible of occurring. As a result, management has not recorded a reserve associated with this incident.
ITEM 1A. RISK FACTORS
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part II-Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description

(a)(3)	Exhibits

Exhibits Incorporated by Reference:
10.1
Distribution Agreement, dated January 8, 2019, by and among Washington Gas Light Company and BB&T Capital Markets, a division of BB&T Securities, LLC, as agent, relating to the issuance and sale from time to time of up to $725,000,000 aggregate principal amount of the Company’s Medium-Term Notes, Series L (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company’s Form 8-K filed January 14, 2019.

Exhibits Filed Herewith:

31.1	Certification of Adrian P. Chapman, the President and Chief Executive Officer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Adrian P. Chapman, the President and Chief Executive Officer, and Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WASHINGTON GAS LIGHT COMPANY
(Registrant)

/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President and Controller
(signing on behalf of the Registrant and as
Principal Accounting Officer of the Registrant)
Date: May 2, 2019