Form 10-Q
period 2019-06-30
WASHINGTON GAS LIGHT CO
filed 2019-08-02
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
As of July 31, 2019, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding.

Washington Gas Light Company
For the Quarter Ended June 30, 2019

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
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas’ integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrant assumes no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the Company’s Transition Report on Form 10-K for the three months ended December 31, 2018 (Form 10-K/T), and may include, but are not limited to the following:

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

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I-Financial Information
Item 1-Financial Statements

	June 30,	December 31,
(In thousands)	2019	2018
ASSETS
Property, Plant and Equipment
At original cost	$5,906,669	$5,702,927
Accumulated depreciation and amortization	(1,572,807)	(1,513,590)
Net property, plant and equipment	4,333,862	4,189,337
Current Assets
Cash and cash equivalents	—	6,082
Receivables
Accounts receivable	218,422	292,871
Gas costs and other regulatory assets	12,530	6,020
Unbilled revenues	65,481	189,497
Allowance for doubtful accounts	(33,239)	(29,461)
Net receivables	263,194	458,927
Materials and supplies—principally at average cost	18,428	19,727
Storage gas	66,229	103,929
Prepaid taxes	24,221	27,193
Other prepayments	24,203	28,232
Receivables from associated companies	5,897	4,819
Derivatives	4,128	19,488
Other	4,378	20,347
Total current assets	410,678	688,744
Deferred Charges and Other Assets
Regulatory assets
Gas costs	60,630	141,636
Pension and other post-retirement benefits	79,928	86,493
Other	93,964	99,105
Prepaid post-retirement benefits	252,972	249,462
Right of use asset	41,802	—
Derivatives	10,262	11,318
Other	51,327	50,490
Total deferred charges and other assets	590,885	638,504
Total Assets	$5,335,425	$5,516,585
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,604,804	$1,562,573
Preferred stock	28,173	28,173
Long-term debt	1,035,098	1,035,033
Total capitalization	2,668,075	2,625,779
Current Liabilities
Current maturities of long-term debt	50,000	50,000
Notes payable and project financing	218,000	311,460
Accounts payable and other accrued liabilities	196,609	288,376
Wages payable	22,059	22,629
Accrued interest	14,615	14,504
Dividends declared	25,330	24,567
Customer deposits and advance payments	36,502	54,370
Gas costs and other regulatory liabilities	48,872	75,151
Accrued taxes	28,051	28,451
Payables to associated companies	56,299	95,228
Operating lease liability	4,647	—
Derivatives	8,244	20,295
Other	7,263	7,507
Total current liabilities	716,491	992,538
Deferred Credits
Unamortized investment tax credits	2,904	3,233
Deferred income taxes	481,373	454,248
Accrued pensions and benefits	163,219	156,210
Asset retirement obligations	305,903	300,769
Regulatory liabilities
Accrued asset removal costs	257,699	264,556
Other post-retirement benefits	113,658	121,345
Excess deferred taxes and other	427,506	431,913
Operating lease liability	55,341	—
Derivatives	93,311	116,847
Other	49,945	49,147
Total deferred credits	1,950,859	1,898,268
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,335,425	$5,516,585
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Operations (Unaudited)
Part I-Financial Information
Item 1. Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

OPERATING REVENUES	$198,484	$199,512	$792,137	$731,552
OPERATING EXPENSES
Utility cost of gas	$55,589	56,063	297,852	261,359
Operation and maintenance	88,236	85,210	199,238	179,015
Depreciation and amortization	37,051	34,043	72,240	67,511
General taxes and other assessments	27,746	30,845	80,365	81,338
Total Operating Expenses	208,622	206,161	649,695	589,223
OPERATING INCOME	(10,138)	(6,649)	142,442	142,329
Other income (expense) — net	(757)	193	3,765	1,787
Interest expense	14,641	14,455	29,517	29,127
INCOME (LOSS) BEFORE INCOME TAXES	(25,536)	(20,911)	116,690	114,989
INCOME TAX EXPENSE (BENEFIT)	(4,945)	(9,412)	24,285	18,404
NET INCOME (LOSS)	$(20,591)	$(11,499)	$92,405	$96,585
Dividends on preferred stock	330	330	660	660
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(20,921)	$(11,829)	$91,745	$95,925
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Loss) (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
NET INCOME (LOSS)	$(20,591)	$(11,499)	$92,405	$96,585
OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	(161)	(273)	(323)	(546)
Change in actuarial net gain (loss)	(2,848)	530	2,056	1,060
Total pension and other post-retirement benefit plans	$(3,009)	$257	$1,733	$514
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	770	69	1,247	143
OTHER COMPREHENSIVE INCOME (LOSS)	$(3,779)	$188	$486	$371
COMPREHENSIVE INCOME (LOSS)	$(24,370)	$(11,311)	$92,891	$96,956
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1. Financial Statements (continued)

	Six Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$92,405	$96,585
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	72,240	67,511
Amortization of:
Other regulatory assets and liabilities—net	3,558	3,601
Debt related costs	723	794
Deferred income taxes—net	24,614	36,409
Accrued/deferred pension and other post-retirement benefit cost	1,356	5,490
Compensation expense related to stock-based awards	1,682	6,367
Provision for doubtful accounts	9,526	12,226
Unrealized (gain) loss on derivative contracts	(6,635)	(8,509)
Amortization of investment tax credits	(329)	(358)
Other non-cash charges (credits)—net	677	(571)
Changes in operating assets and liabilities (Note 15)	105,438	175,083
Net Cash Provided by Operating Activities	305,255	394,628
FINANCING ACTIVITIES
Debt issuance costs	(209)	(101)
Notes payable issued (retired)—net	(78,000)	(162,000)
Dividends on common stock and preferred stock	(49,897)	(44,456)
Net Cash Used in Financing Activities	(128,106)	(206,557)
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(199,839)	(167,538)
Net Cash Used in Investing Activities	(199,839)	(167,538)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,690)	20,533
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	71,423	6,652
Cash, Cash equivalents and Restricted Cash at End of the Period	$48,733	$27,185
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 15)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation
Washington Gas is an indirect, majority owned subsidiary of, among other entities, AltaGas and WGL. On July 6, 2018, a merger of WGL into AltaGas was consummated (the Merger).  In connection with the Merger, WGL, the former parent entity of Washington Gas, formed a wholly owned subsidiary, Wrangler SPE LLC (Wrangler), a bankruptcy remote, special purpose entity to own the common stock of Washington Gas, which survived the Merger as an indirect, wholly owned subsidiary of AltaGas. In addition, WGL owns all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources) and Hampshire Gas Company (Hampshire). Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Additionally, several subsidiaries of WGL own interests in other entities. Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas,” “we,” “our” or the “Company,” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries.
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
Leases
Lessee
We determine if an arrangement is a lease and the lease classification at inception. For our lessee operating leases, a right-of-use (ROU) asset and a lease liability is recognized at the commencement date based on the present value of lease payments over the lease term. We use the rate implicit in the lease to determine the present value of the lease payments when the rate is readily determinable or we use our incremental borrowing rate. Our ROU assets are adjusted for lease incentives, any lease payments made in advance, and initial direct costs incurred. Lease expenses are recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our lessee building and certain equipment leases, we do not separate the lease and non-lease components.
For our multiple office location leases classified as operating leases, the lease term begins on the date when construction of the leasehold improvements can start and has allowed us to occupy the respective locations. Leasehold improvement costs are classified as “Property, Plant, and Equipment” on the balance sheet, and are being amortized to “Depreciation and amortization” expense on a straight-line basis over the non-cancelable period of the leases.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Accounting Standards Adopted during the Period and Other Newly Issued Accounting Standards
The following tables represent Accounting Standards Updates (ASUs) adopted by Washington Gas during the six months ended June 30, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities and ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

ASU 2017-12 amends the hedge accounting and recognition requirements by expanding an entity’s ability to hedge non-financial and financial risk components and reduce the complexity in fair value hedges of interest rate risk. Additionally, this standard eliminates the requirement to separately measure and disclose the ineffective portion of the hedge with the entire change in the fair value of a hedging instrument to be presented in the same statement of operations line as the hedged item. Early adoption is permitted.

ASU 2018-16 adds the OIS rate based on SOFR as a fifth U.S. benchmark interest rate for hedge accounting purposes. This standard should be adopted in conjunction with ASU 2017-12 if not early adopted.

January 1, 2019	The guidance will only have an impact on new transactions that are entered into and where hedge accounting is elected.
ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements to capitalize implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs should be presented in the statement of financial position as a prepaid expense and amortized over the term of the hosting arrangement, presented in the statements of operations in the same line items as prepayment of fees associated with the hosting arrangement. The updates in this standard may be applied on a prospective or retrospective basis. Early adoption is permitted.
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
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Accounting Standard Codification (ASC) 606) and subsequent ASUs clarifying the guidance on October 1, 2018, using the modified retrospective method of adoption. Under this approach, prior year results are not required to be restated. Adoption of this standard did not change the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded upon adoption. As a result, comparative disclosures for operating results for the three and six months ended June 30, 2019 are not applicable because implementing the new standard did not change the timing or pattern of revenue recognition. The significant impact of adopting this standard are the additional disclosures around the nature, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company recognizes revenue from contracts with customers to depict the transfer of goods or services to customers at an amount it expects to be entitled to in exchange for those goods or services. Washington Gas sells natural gas and distribution services to residential, commercial, industrial and governmental customers through regulated tariff rates approved by regulatory commissions in the jurisdictions where it operates (District of Columbia, Maryland, and Virginia). Customers are billed monthly based on regular meter readings. Customer billings are based on two main components: (i) a fixed service fee and (ii) a variable fee based on usage. For customers who choose to purchase their natural gas from Washington Gas, the bill will include a usage based charge for the cost of the commodity. Revenue is recognized over time as the natural gas is delivered or as the service is performed. As meter readings are performed on a cycle basis, Washington Gas recognizes accrued revenue for any services rendered to its customers but not billed at month-end. The tariff sales are generally considered daily or “at-will” contracts as customers may cancel their service at any time (subject to notification requirements in the tariff), and revenue generally represents the amount Washington Gas is entitled to invoice. There are certain contracts that have terms of one year or longer. For these contracts, revenue is recognized based on the amount Washington Gas is entitled to bill the customer.
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
We disaggregate revenue by type of service. The following table disaggregates revenue for the three and six months ended June 30, 2019.

Disaggregated Revenue by Type of Service
(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$132.4	$594.4
Gas delivered for others	43.9	153.3
Other	9.9	23.6
Other revenues	1.7	2.8
Total revenue from contracts with customers	$187.9	$774.1
Other sources of revenue
Revenue from alternative revenue programs (a)	$7.2	$11.3
Leasing revenue (b)	0.2	0.3
Other	3.2	6.4
Total revenue from other sources	10.6	18.0
Total Operating Revenue	$198.5	$792.1
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles.  “Unbilled revenues” represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by federal government for the right to payment to occur. As of June 30, 2019, contract assets of $38.0 million have been recorded for financed projects within “Unbilled revenues” on the Condensed Balance Sheets. Washington Gas did not have any contract liabilities at June 30, 2019. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
NOTE 3. LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC 842) and the following subsequent ASUs which amended the guidance: ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements, and ASU 2018-11, Leases Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors. The new leasing standard requires lessees to recognize a ROU asset and lease liability for leases classified as an operating lease. The significant effects of adopting this standard and the qualitative and quantitative disclosures required to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases are included in Note 1-Accounting Policies and below.
Adoption of the new standard had a material impact to our balance sheet but did not have a material impact to our statement of operations. On January 1, 2019, the Company recorded ROU assets of $43.2 million (net of lease incentives and prepaid or deferred rent of $15.7 million), current lease liability of $2.8 million and non current lease liability of $56.1 million related to our operating leases. The Company currently does not have finance leases. We elected to implement the new leasing standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. Under this approach, prior year results are not required to be restated and disclosures associated with prior periods are reported under ASC 840.
Lessee Leases
The Company elected to use the transition practical expedient which allows an entity not to reassess whether any expired or existing contracts are, or contain, leases; the lease classification for any expired or existing leases; and the initial direct costs for any existing leases. The practical expedient also allows an entity not to reassess whether existing or expired land easements that were not previously accounted for as a lease under Topic 840 was also elected. The Company elected not to separate lease and non-lease components for its building leases and has elected not to record a ROU asset and lease liability for short-term leases. Short-term leases are defined as leases with a term of 12 months or less at the commencement date, including extension options that are reasonably certain of being exercised, and do not include an option to purchase the underlying asset. Short-term lease costs for the period were not material.
Washington Gas has operating leases for our corporate headquarters and other corporate offices, communication tower space, and certain office equipment. Our leases have remaining lease terms from 1 to 22 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if either party does not provide intent to terminate. The leases generally have options to terminate with notice prior to the end of the lease term based on the contract terms. Refer to Note 13- Related Party Transactions for discussion of leases with associated companies.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

The following table provides our expected operating lease payments as of June 30, 2019.

Maturity of Operating Lease Liabilities
(In millions)	June 30, 2019
2019	$1.9
2020	5.9
2021	5.5
2022	5.4
2023	5.4
Thereafter	51.9
Total lease payments	$76.0
Less: Interest	(16.0)
Present Value of Lease Liabilities	$60.0
The following table provides supplemental cash flow information related to operating leases for the three and six months ended June 30, 2019.

Supplemental Cash Flow Information Related to Operating Leases
($ in millions)	Three Months Ended June 30,	Six Months Ended June 30, 2019
Cash paid for amounts included in the lease liabilities in the operating cash flows	$0.5	$1.0
Operating lease cost (including variable lease costs of $0.4 million and $1.0 million, respectively)	$1.7	$3.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.1	$1.1
At June 30, 2019, the weighted average remaining lease term for operating leases was 13.7 years, and the weighted average discount rate was 3.32%.
Lessor Leases
The Company also has lessor leases for land, office space and communication tower space that are classified as operating leases. The accounting for these operating leases remained unchanged upon the adoption of ASC 842. Washington Gas has elected not to separate the lease and non-lease components for its building leases. Our leases have remaining lease terms ranging from less than a year to 82 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if the lessee does not provide intent not to renew. The leases generally have options to terminate the leases with notice prior to the end of the lease term based on the contract terms. The lease agreements do not contain material residual value guarantees.
The following table summarizes the future operating lease payments to be received associated with these leases.

Maturity of Operating Lease Payments(a)
(In millions)	June 30, 2019
2019	$0.4
2020	0.7
2021	0.6
2022	0.6
2023	0.6
Thereafter	58.4
Total lease payments	$61.3
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
During the three and six months ended June 30, 2019, Washington Gas did not record any impairments related to our leased assets.
NOTE 4. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheet.

(In millions)	June 30, 2019	December 31, 2018
Accounts payable—trade	$153.3	$228.9
Employee benefits and payroll accruals	13.6	28.0
Other accrued liabilities	29.7	31.5
Total	$196.6	$288.4
NOTE 5. SHORT-TERM DEBT

Washington Gas satisfies short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or bank borrowings. Due to the seasonal nature of our operations, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at June 30, 2019 and December 31, 2018.

Committed Credit Available
($ in millions)	June 30, 2019	December 31, 2018
Committed credit agreements
Unsecured revolving credit facility, expire December 19, 2019(a)	$350.0	$350.0
Less: Commercial paper outstanding	(218.0)	(296.0)
Net committed credit available	$132.0	$54.0
Weighted average interest rate	2.64%	2.93%
(a) Washington Gas’s revolving credit facility includes the right to request extensions with the bank group’s approval. Washington Gas’ revolving credit facility permits it to increase its borrowing limit by an additional $100 million, with the bank group’s approval, for a total of $450 million.
At June 30, 2019 and December 31, 2018, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
On July 19, 2019, Washington Gas terminated its existing unsecured revolving credit facility and entered into a new, amended senior unsecured revolving credit facility with a term of five years, plus two one-year extension options, with bank group’s approval (Credit Facility). The Credit Facility permits Washington Gas to borrow up to $450 million with an option to increase the facility by an additional $100 million, with the bank group’s approval, for a total potential maximum borrowing of $550 million. The interest rate of loans made under the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made.
The existing $350.0 million credit facility as of June 30, 2019 with the original expiration date of December 19, 2019 was terminated by virtue of entry into the Credit Facility as of July 19, 2019.
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds for the construction of certain energy management services projects entered under Washington Gas’ area-wide contract. Washington Gas recorded a project financing obligation in “Notes payable and project financing” on the balance sheet. As the

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

construction work was performed by WGL Energy Systems, Washington Gas established a contract asset in “Unbilled revenue” representing the government’s obligation to remit principal and interest, and recorded a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount. WGL Energy Systems now directly obtains third-party project financing for its energy management services projects. As work is performed, Washington Gas establishes a contract asset in “Unbilled revenue” representing the government’s obligation to remit principal and interest and records a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount.
As of June 30, 2019, Washington Gas recorded $38.0 million of contract assets in “Unbilled revenues” and a $38.0 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete. There was no project financing obligation on Washington Gas’ balance sheet as of June 30, 2019.
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
Washington Gas did not record a corresponding reserve for bad debts related to these contract assets at June 30, 2019 and December 31, 2018, based on our previous collection experience with receivables that have been financed for government agencies with minimal credit risk.
NOTE 6. LONG-TERM DEBT

Unsecured Notes
Washington Gas issues long-term debt in the form of medium-term notes (MTNs), unsecured long-term notes and private placement notes, all of which contain individual terms regarding interest rates, maturities and call or put options. Each of these note types can have maturity dates of one or more years from the date of issuance. The following table shows the outstanding notes as of June 30, 2019 and December 31, 2018.

Long-Term Debt Outstanding
($ in millions)	June 30, 2019	December 31, 2018
Total Long-Term Debt(a)	$1,096.0	$1,096.0
Unamortized discount	(2.9)	(2.9)
Unamortized debt expense	(8.0)	(8.1)
Less—current maturities	50.0	50.0
Total Long-Term Debt	$1,035.1	$1,035.0
Weighted average interest rate(b)	4.77%	4.77%
(a) Includes MTNs and private placement notes. The amount represents face value of long-term debt including current maturities.
(b) Weighted average interest rate is for the long-term debt including current maturities.
There were no issuances or retirements of long-term debt for the six months ended June 30, 2019 and 2018.
NOTE 7. COMPONENTS OF TOTAL EQUITY

The tables below reflect the components of “Total equity” for the three and six months ended June 30, 2019 and 2018.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Three Months Ended June 30, 2019
Balance at March 31, 2019	46,479,536	46,479	979,273	631,114	(2,362)	$1,654,504
Net loss	—	—	—	(20,591)	—	$(20,591)
Other comprehensive income (loss)	—	—	—	—	(3,779)	$(3,779)
Dividends declared:
Common stock	—	—	—	(25,000)	—	$(25,000)
Preferred stock	—	—	—	(330)	—	$(330)
Balance at June 30, 2019	46,479,536	46,479	979,273	585,193	(6,141)	1,604,804
Three Months Ended June 30, 2018
Balance at March 31, 2018	46,479,536	46,479	584,596	756,374	(4,147)	1,383,302
Net loss	—	—	—	(11,499)	—	$(11,499)
Other comprehensive income (loss)	—	—	—	—	188	$188
Stock-based compensation(a)	—	—	966	—	—	$966
Dividends declared:
Common stock	—	—	—	(20,796)	—	$(20,796)
Preferred stock	—	—	—	(330)	—	$(330)
Balance at June 30, 2018	46,479,536	46,479	585,562	723,749	(3,959)	1,351,831
Six Months Ended June 30, 2019
Balance at December 31, 2018	46,479,536	46,479	979,273	543,448	(6,627)	1,562,573
Net income	—	—	—	92,405	—	92,405
Other comprehensive income (loss)	—	—	—	—	486	486
Dividends declared:
Common stock	—	—	—	(50,000)	—	(50,000)
Preferred stock	—	—	—	(660)	—	(660)
Balance at June 30, 2019	46,479,536	46,479	979,273	585,193	(6,141)	1,604,804
Six Months Ended June 30, 2018
Balance at December 31, 2017	46,479,536	46,479	583,185	670,580	(4,330)	$1,295,914
Net income	—	—	—	96,585	—	$96,585
Other comprehensive income (loss)	—	—	—	—	371	$371
Stock-based compensation(a)	—	—	2,377	—	—	$2,377
Dividends declared:
Common stock	—	—	—	(42,756)	—	$(42,756)
Preferred stock	—	—	—	(660)	—	$(660)
Balance at June 30, 2018	46,479,536	46,479	585,562	723,749	(3,959)	1,351,831
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas Light Company for its pro-rata share and includes implementation of ASU 2016-09.
NOTE 8. INCOME TAXES

Washington Gas will be included in the ASUS consolidated income tax returns beginning with the period from July 7, 2018 to December 31, 2018. We have established a new tax sharing policy with ASUS. During the three and six months ended June

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

30, 2019, Washington Gas did not make or receive any payments to or from its associated companies related to the legacy WGL tax sharing agreement or the new tax sharing agreement.
Amounts of Interest and Penalties Recognized
Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of operations. During the three and six months ended June 30, 2019 and 2018, there were no accrued interest expenses or penalties associated with uncertain tax positions.

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and six months ended June 30, 2019 and 2018:

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2019		2018
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.1	$1.2	$3.7	$1.3
Interest cost	10.3	3.0	9.9	2.9
Expected return on plan assets	(10.7)	(6.1)	(10.6)	(5.9)
Recognized prior service cost (credit)	0.1	(3.9)	0.1	(4.4)
Recognized actuarial loss	1.4	—	3.9	—
Net periodic benefit cost (income)	4.2	(5.8)	7.0	(6.1)
Allocation to affiliates	(0.5)	0.6	(0.9)	0.7
Adjusted net periodic benefit cost (income)	3.7	(5.2)	6.1	(5.4)
Amount allocated to construction projects(b)	(0.4)	(0.2)	(1.5)	1.2
Amount deferred as regulatory asset (liability)-net allocations(c)	—	—	1.5	—
Amount charged (credited) to expense	$3.3	$(5.4)	$6.1	$(4.2)

	Six Months Ended June 30,
	2019		2018
Service cost	$6.1	$2.5	$7.4	$2.6
Interest cost	20.5	6.0	19.8	5.8
Expected return on plan assets	(21.4)	(12.2)	(21.1)	(11.8)
Recognized prior service cost (credit)	0.2	(7.8)	0.2	(8.8)
Recognized actuarial loss	2.7	—	7.8	—
Settlement charge(a)	4.3	—	—	—
Net periodic benefit cost (income)	12.4	(11.5)	14.1	(12.2)
Allocation to affiliates	(0.9)	1.3	(1.7)	1.4
Adjusted net periodic benefit cost (income)	11.5	(10.2)	12.4	(10.8)
Amount allocated to construction projects(b)	(0.8)	(0.4)	(2.6)	2.1
Amount deferred as regulatory asset (liability)-net allocations(c)	0.7	—	3.0	—
Amount charged (credited) to expense	$11.4	$(10.6)	$12.8	$(8.7)
(a)Amount relates to a one time partial settlement charge associated with a lump sum payment to Washington Gas’ defined benefit supplemental executive retirement plan (DB SERP) that was paid in the first quarter of 2019.
(b)On October 1, 2018, Washington Gas adopted ASU 2017-07. As a result, only the service cost component of net periodic benefit costs (income) is eligible for capitalization.
(c)Amount represents the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019.
At June 30, 2019 and December 31, 2018, the rabbi trust balance associated with the DB SERP and non-funded defined benefit restoration plan (DB restoration) plans was $44.1 million and $60.8 million, respectively. $4.2 million and $20.2 million was recorded in “Current Assets-Other” and $39.9 million and $40.6 million was recorded in “Deferred Charges and Other Assets - Other” respectively, along with other rabbi trust balances.
On October 1, 2018, Washington Gas adopted ASU 2017-07. This standard requires entities to report the service cost component in the same financial statement line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented separately from service cost and outside of operating income. In addition, only the service cost component of net benefit cost is eligible for capitalization. Changes to the presentation of service costs and other components of net benefit cost were applied retrospectively. As a result of the retrospective adoption, we reclassified $2.8 million and $5.6 million of net periodic benefit

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

income from “Operation and maintenance” expense to “Other income (expense)-net” on the statement of operations for the three and six months ended June 30, 2018. Changes in capitalization practices were implemented prospectively.
NOTE 10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations
Washington Gas has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include long-term debt, lease obligations, unconditional purchase obligations for pipeline capacity, transportation and storage services, and our commitments related to the business process outsourcing program.
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
There were no significant changes to contractual obligations during the six months ended June 30, 2019.
Silver Spring, Maryland Incident
On April 23, 2019, the National Transportation and Safety Board (NTSB) held a hearing during which it found, among other things, that the probable cause of the August 10, 2016, explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland “was the failure of an indoor mercury service regulator with an unconnected vent line that allowed natural gas into the meter room where it accumulated and ignited from an unknown ignition source. Contributing to the accident was the location of the mercury service regulators where leak detection by odor was not readily available.” Washington Gas disagrees with the NTSB’s probable cause findings. Following this hearing, on June 10, 2019, the NTSB issued an accident report.
In connection with the incident, a total of 37 civil actions related to the incident have been filed and are pending against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All cases have been consolidated for discovery purposes. All of these suits seek unspecified damages for personal injury and/or property damage. The trial date for the civil actions has been scheduled for December 2, 2019. Washington Gas maintains excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. Washington Gas believes that this coverage will be sufficient to cover any significant liability that may result from this incident. Given the early stage of the litigation, the outcome is not yet determinable and management is unable to make an estimate of any potential loss or range of potential losses that are reasonably possible of occurring. As a result, management has not recorded a reserve associated with this incident.
Regulatory Contingencies
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve Washington Gas. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
Merger Commitments
In connection with the Merger, AltaGas and WGL made commitments related to the terms of the Public Service Commission of the District of Columbia (PSC of DC) settlement agreement and the conditions of approval from the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Among other things, these commitments include rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. The cumulative amount expensed as of June 30, 2019 was $136.1 million, of which $117.6 million has been paid, including $4.2 million and $6.5 million paid in the three and six months ended June 30, 2019, respectively. In March 2019, the PSC of MD directed that the $3.9 million Most Favored Nation adjustment, originally recorded as a commitment expense, should be used to offset future rates under Washington Gas’ natural gas expansion program in Maryland. As a result, Washington Gas reversed the commitment expense in the first quarter of 2019. Further, there are additional regulatory commitments that will be recorded when the costs are incurred in the future, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10 year period to further extend natural gas service; spending $8.0 million for leak mitigation within three years of the Merger close; and developing 15 megawatts of either electric grid energy storage or Tier 1 renewable resources within five years.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Application for Approval of Reduction of Distribution Rates
On January 12, 2018, Washington Gas filed applications to reduce customer rates in Maryland, Virginia, and the District of Columbia to reflect the impact of the Tax Act, including both the impact of the re-measurement of deferred tax assets and liabilities and reduction of the federal tax rate to 21%. Washington Gas began tracking the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. In Maryland and the District of Columbia, rates have been adjusted for the impact of the Tax Act. In Virginia, the SCC of VA dismissed the application on March 15, 2018. Washington Gas filed a new general rate case on July 31, 2018 incorporating the effects of the Tax Act, which is still pending (see discussion below). Washington Gas recorded a regulatory liability, representing the amounts owed to Virginia customers for reduced rates between January 1, 2018 and December 30, 2018 of $19.2 million. This liability is amortized over a 5 year period as it is refunded to Virginia customers. At June 30, 2019, this liability had a balance of $16.8 million.
Virginia Jurisdiction
Virginia Rate Case. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the Commission and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporates the effects of the Tax Act. On August 23, 2018, the SCC of VA issued an order setting a procedural schedule and appointing a Hearing Examiner. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On February 4, 2019, the Hearing Examiner granted an extension of time for Intervenor and Staff testimonies and Washington Gas rebuttal. On March 13, 2019, the Staff filed its Direct testimony. On April 12, 2019, Washington Gas filed rebuttal testimony and revised its original return on equity down from 10.6% to 10.3% and its overall rate of return down from 7.94% to 7.81%. Evidentiary hearings were held on April 30 and May 1, 2019. Post hearing briefs were filed on July 3, 2019. The case is pending SCC of VA review.
Financial Guarantees
At June 30, 2019 and December 31, 2018, there were no guarantees to external parties.
Antero Contract
Washington Gas and WGL Midstream (together, the Companies) contracted in June 2014 with Antero Resources Corporation (Antero) to buy gas from Antero at invoiced prices based on an index, and at a delivery point, specified in the contracts (the “Antero Contract”). Once deliveries began, however, the index price paid was more than the fair market value at the same physical delivery point, resulting in losses to the Companies. Accordingly, the Companies notified Antero that they sought to apply a contract provision that would permit the establishment of a new index. Antero objected.
The dispute was arbitrated in January 2017, and the arbitral tribunal ruled in favor of Antero on the applicability of the re-pricing mechanism but found that it lacked authority to determine whether Antero was in breach of its obligation to deliver gas to the Companies at a point where a higher price could be obtained. The Companies filed suit in state court in Colorado for a determination of that issue. Separately, Antero initiated suit against the Companies, claiming that those entities failed to purchase specified daily quantities of gas.

These two cases were consolidated and a jury trial was held in June 2019 in the County Court for Denver, Colorado. Following the trial, the jury returned a verdict in favor of Antero for $95.9 million, of which $11.2 million was against Washington Gas, and $84.7 million against WGL Midstream. Once the judgment is officially entered, the Companies would have 49 days to file a Notice of Appeal under Colorado rules, provided the Companies file a supersedeas bond within 14 days of the judgment entry. The Companies are considering their option to appeal.

As a result of this verdict, it was determined that a loss contingency is probable and Washington Gas has recorded an estimated liability of $11.2 million in “Accounts payable and accrued liabilities” on the balance sheet as of June 30, 2019, of which $2.6 million had already been recorded in a prior period.  Washington Gas has also recorded a receivable from our trading partner of $1.3 million net in “Accounts payable and accrued liabilities” and sharing with customers as the contract relates to asset optimization of $4.5 million in “Deferred charges and other assets - Gas costs”. In addition, Washington Gas has recorded an accrual for estimated court fees of $0.2 million.
For the three months ending June 30, 2019, the net pre-tax loss recorded as a result of the verdict was $3.0 million, of which $2.8 million was recorded in “Utility cost of gas” and $0.2 million was recorded in “Operations and maintenance” on Washington Gas’ statements of operations.

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
At June 30, 2019 and December 31, 2018, Washington Gas reported a liability of $11.6 million and $11.3 million on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At June 30, 2019 and December 31, 2018, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $35.6 million and $29.4 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
Washington Gas is currently remediating its East Station property, which is adjacent to the Anacostia River, including ground water pump and treat, tar recovery, soil encapsulation and other treatment. Washington Gas is conducting a remedial investigation and feasibility study under a 2012 consent decree with the District of Columbia and the federal government and additional remediation may be required. In addition, manufactured gas waste was discovered at an adjoining property adjacent to East Station. Washington Gas has agreed to work with the owners of the adjoining property to perform a site investigation, ground water sampling, and report on the contamination at the site pursuant to oversight by the District of Columbia Department of Energy and Environment (DOEE). On July 12, 2019, Washington Gas received an Administrative Order from the DOEE requesting certain steps towards preparing and submitting a remedial investigation report and a feasibility study regarding potential actions associated with the adjoining property. Washington Gas is reviewing the Administrative Order and preparing potential workplans to address the items contained within.
Washington Gas received a letter in February 2016 from the DOEE and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. The sediment project draft remedial investigation report issued on March 30, 2018 identifies East Station as one of seventeen potential environmental cleanup sites. We are not able to estimate the total amount of potential damages or timing associated with the District of Columbia’s environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount for study costs based on a potential range of estimates.
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
At June 30, 2019 and December 31, 2018, Washington Gas reported a regulatory asset of $6.4 million and $5.8 million for the portion of environmental response costs that are expected to be recoverable in future rates.
For further information on our Environmental activities refer to Note 11 - Environmental Matters in Washington Gas’ 10-K/T for the three months ended December 31, 2018.
NOTE 11. DERIVATIVES

Derivative Instruments
Washington Gas enters into contracts that qualify as derivative instruments and are accounted for under ASC Topic 815. These derivative instruments are recorded at fair value on our balance sheet and Washington Gas does not currently designate any derivatives as hedges under ASC Topic 815. Washington Gas’ derivative instruments relate to: (i) Washington Gas’ asset

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

optimization program; (ii) managing price risk associated with the purchase of gas to serve utility customers and (iii) managing interest rate risk.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of operations in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2019 was a net gain of $1.3 million including an unrealized loss of $0.5 million and a loss related to the Antero Contract of $2.8 million. During the three months ended June 30, 2018, we recorded a net gain of $1.9 million including an unrealized loss of $3.8 million. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the six months ended June 30, 2019 was a net gain of $9.5 million including an unrealized gain of $6.6 million and a $2.8 million loss related to the Antero Contract. During the six months ended June 30, 2018, we recorded a net gain of $20.7 million including an unrealized gain of $8.5 million. Refer to Note 10-Commitments and Contingencies for further discussion of the Antero Contract.
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
Managing Interest-Rate Risk. Washington Gas may utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the related debt. As of June 30, 2019 and December 31, 2018, Washington Gas does not have any interest rate swaps in derivatives.
Operations
 The following table presents the balance sheet classification for all derivative instruments as of June 30, 2019 and December 31, 2018.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	Notional Amounts
	June 30, 2019	December 31, 2018
Natural Gas (In millions of therms)
Asset optimization & trading	12,233.0	13,051.0
Other risk-management activities	974.0	1,072.0
The following table presents the balance sheet classification for all derivative instruments as of June 30, 2019 and December 31, 2018.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Balance Sheet Classification of Derivative Instruments(b)
(in millions)	Gross Derivative Assets	Gross Derivative Liabilities	Total(a)
As of June 30, 2019
Current Assets—Derivatives	$5.5	$(1.4)	$4.1
Deferred Charges and Other Assets—Derivatives	10.3	—	10.3
Current Liabilities—Derivatives	—	(8.2)	(8.2)
Deferred Credits—Derivatives	1.1	(94.5)	(93.4)
Total	$16.9	$(104.1)	$(87.2)
As of December 31, 2018
Current Assets—Derivatives	$25.7	$(6.2)	$19.5
Deferred Charges and Other Assets—Derivatives	11.3	—	11.3
Current Liabilities—Derivatives	1.1	(21.4)	(20.3)
Deferred Credits—Derivatives	—	(116.8)	(116.8)
Total	$38.1	$(144.4)	$(106.3)
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
(b) Washington Gas did not have derivative instruments outstanding that were designated as hedging instruments at June 30, 2019 or December 31, 2018.
 The following table presents all gains and losses associated with derivative instruments for the three and six months ended June 30, 2019 and 2018.

Washington Gas Light Company Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Recorded to income
Utility cost of gas	1.7	(4.5)	5.7	(1.5)
Recorded to regulatory assets
Gas costs	2.5	(9.0)	14.4	(5.5)
Total	$4.2	$(13.5)	$20.1	$(7.0)

Collateral
Washington Gas utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parent company guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under Washington Gas’ offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the condensed balance sheet. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying balance sheet.
At June 30, 2019 and December 31, 2018, Washington Gas had $4.8 million and $7.4 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At June 30, 2019 and December 31, 2018, Washington Gas had $0.1 million and $0.2 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At June 30, 2019 and December 31, 2018, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2019 and December 31, 2018, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	June 30, 2019	December 31, 2018
Derivative liabilities with credit-risk-contingent features	$—	$1.1
Maximum potential collateral requirements	—	1.0
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At June 30, 2019, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $21.8 million.
NOTE 12. FAIR VALUE MEASUREMENTS

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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Washington Gas did not have any Level 1 derivatives at June 30, 2019 or December 31, 2018.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At June 30, 2019 and December 31, 2018, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations.
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
At June 30, 2019 and December 31, 2018, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following table sets forth financial instruments recorded at fair value as of June 30, 2019 and December 31, 2018, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At June 30, 2019
Assets
Natural gas related derivatives	$—	$1.4	$15.5	$16.9
Total Assets	$—	$1.4	$15.5	$16.9
Liabilities
Natural gas related derivatives	$—	$(1.7)	$(102.4)	$(104.1)
Total Liabilities	$—	$(1.7)	$(102.4)	$(104.1)
At December 31, 2018
Assets
Natural gas related derivatives	$—	$9.8	$28.3	$38.1
Total Assets	$—	$9.8	$28.3	$38.1
Liabilities
Natural gas related derivatives	$—	$(9.5)	$(134.9)	$(144.4)
Total Liabilities	$—	$(9.5)	$(134.9)	$(144.4)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of June 30, 2019 and December 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value June 30, 2019	Valuation Techniques	Unobservable Inputs	Range

Natural gas related derivatives	($86.9)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.878) - $2.665

	Net Fair Value December 31, 2018
Natural gas related derivatives	($106.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.028)-$5.34

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

The following table presents a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and six months ended June 30, 2019 and 2018, respectively.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Total - Natural Gas Related Derivatives
Three Months Ended June 30, 2019
Balance at April 1, 2019	$(86.1)
Realized and unrealized gains (losses)
Recorded to income	1.2
Recorded to regulatory assets—gas costs	1.9
Settlements	(3.9)
Balance at June 30, 2019	$(86.9)
Three Months Ended June 30, 2018
Balance at April 1, 2018	$(89.0)
Realized and unrealized gains (losses)
Recorded to income	(3.5)
Recorded to regulatory assets—gas costs	(7.6)
Transfers into Level 3	(7.0)
Settlements	3.5
Balance at June 30, 2018	$(103.6)
Six Months Ended June 30, 2019
Balance at January 1, 2019	$(106.6)
Realized and unrealized gains (losses)
Recorded to income	4.8
Recorded to regulatory assets—gas costs	14.4
Transfers into Level 3	(3.8)
Transfers out of Level 3	5.0
Settlements	(0.7)
Balance at June 30, 2019	$(86.9)
Six Months Ended June 30, 2018
Balance at January 1, 2018	$(125.4)
Realized and unrealized gains (losses)
Recorded to income	(4.2)
Recorded to regulatory assets—gas costs	(8.7)
Transfers into Level 3	(7.0)
Transfers out of Level 3	9.0
Settlements	32.7
Balance at June 30, 2018	$(103.6)
 Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation inputs and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the three and six months ended June 30, 2019 and 2018 were due to valuations that experienced an increase in observable market inputs. Transfers into Level 3 during the three and six months ended June 30, 2019 and 2018 were due to an increase in unobservable market inputs, primarily pricing points.
The table below sets forth the line items on the statements of operations to which amounts are recorded for the three and six months ended June 30, 2019 and 2018, respectively, related to fair value measurements using significant Level 3 inputs.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Utility cost of gas	$1.2	$(3.5)	$4.8	$(4.2)
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the three and six months ended June 30, 2019 and 2018, respectively.

Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Recorded to income
Utility cost of gas	$4.4	$(5.9)	$8.1	$3.3
Recorded to regulatory assets—gas costs	6.5	(9.9)	19.1	2.1
Total	$10.9	$(15.8)	$27.2	$5.4
The following table presents the carrying amounts recorded at amortized cost and estimated fair values of our financial instruments at June 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments
	June 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$49.6	$49.6	$69.7	$69.7
Commercial paper (b)	$218.0	$218.0	$296.0	$296.0
Project financing (b)	$—	$—	$15.5	$15.5
Current maturities of long-term debt	$50.0	$50.0	$50.0	$50.0
Long-term debt(c)	$1,035.1	$1,184.7	$1,035.0	$1,096.3
(a) The balance as of June 30, 2019 includes $0.9 million money market funds located in “Cash and cash equivalents,” $4.2 million rabbi trust investment located in “Current Assets-Other,” and $44.5 million rabbi trust investments located in “Deferred Charges and Other Assets-Other” of the accompanying balance sheet; The balance as of December 31, 2018 includes $4.4 million money market funds located in “Cash and cash equivalents,” $20.2 million rabbi trust investment located in “Current Assets-Other” and $45.1 million rabbi trust investments located in “Deferred Charges and Other Assets-Other.” The amounts in cash and cash equivalent may be offset by outstanding checks.
(b) Balance is located in “Notes payable and project financing” in the accompanying balance sheet.
(c) Includes adjustments for current maturities and unamortized discounts, as applicable.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. The maturity of our commercial paper outstanding at both June 30, 2019 and December 31, 2018 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Due to the short term nature of current maturities of long-term debt, the carrying cost approximates fair value using Level 2 inputs, Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on valuation techniques when observable market data is not available. Our long-term debt fair value measurement is classified as Level 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas and effective with the close of the Merger on July 6, 2018, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs attributable to WGL and its affiliates and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries based on methodologies further described below. Washington Gas records a payable of the total shared service costs allocated to all WGL’s subsidiaries in “Payable to associated companies” and a receivable of the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheet.
As of June 30, 2019, WGL recorded a $10.3 million liability to “Payables to associated companies,” reflecting Washington Gas’ unpaid shared service cost payable to AltaGas, and a receivable of $2.9 million to “Receivables from associated companies” on the balance sheet related to the shared service costs allocated to WGL’s subsidiaries. The net expenses of $3.0 million and $7.4 million were included in “Operation and maintenance” on the statements of operations for the three and six months ended June 30, 2019, respectively, reflecting the shared service cost allocated to Washington Gas.
As of December 31, 2018, Washington Gas recorded a receivable of $0.6 million to “Receivables from associated companies” on the balance sheet related to the shared service costs allocated to WGL’s subsidiaries. There was no payable balance related to the shared service cost payable to AltaGas as of December 31, 2018.
In addition, Washington Gas provides accounting, treasury, legal and other administrative and general support to WGL’s subsidiaries, and files consolidated tax returns that include affiliated taxable transactions. Effective upon the approvals by the SCC of Virginia and beginning in January 2019 and June 2019, Washington Gas also provides accounting, legal, tax and other administrative and general support to various AltaGas U.S. entities and AltaGas. Washington Gas bills affiliates to which it provides services in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheet. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.

Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas’ area-wide contract. Washington Gas recorded a contract asset in “Unbilled revenues” representing the government’s obligation and an account payable to WGL Energy Systems in “Payable to associated companies” for the construction work performed for the same amount. Refer to Note 5-Short Term Debt of the Notes to Condensed Financial Statements for further discussions of the project financing.
Related Party Transactions with Hampshire
Hampshire owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in “Operation and maintenance” in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the Federal Energy Regulatory Commission (FERC) and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. An ROU asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded expenses related to the cost of services provided by Hampshire in Washington Gas’ statements of operations of $1.9 million and $4.0 million for the three and six months ended in June 30, 2019, and $1.8 million and $3.4 million for the three and six months ended in June 30, 2018, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in “Receivables from associated companies” on Washington Gas’ balance sheet. Refer to Note 3-Leases for further discussion of ASC 842.
Other Related Party Transactions
In connection with billing for unregulated third-party marketers, including WGL Energy Services and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheet.

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

Gas Balancing Service Charges
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Gas balancing service charge	$3.1	$4.3	$12.0	$12.8
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded a $0.1 million payable, and $0.7 million receivable, from WGL Energy Services, at June 30, 2019 and December 31, 2018, respectively, related to an imbalance in gas volumes. The receivable and payable are recorded in “Account receivable” and “Account payable and other accrued liabilities” on Washington Gas’ balance sheet. Refer to Note 1—Accounting Policies of the Notes to Financial Statements on Form 10-K/T for the three months ended December 31, 2018 for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and the PSC of DC, whereby it purchases receivables from participating energy marketers, including WGL Energy Services, at approved discount rates. Washington Gas implemented the POR program in the District of Columbia beginning in January 2019. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. At June 30, 2019 and December 31, 2018, Washington Gas had balances of $4.6 million and $6.4 million, respectively, of purchased receivables from WGL Energy Services.
Refer to Note 8-Income Taxes of the Notes to Condensed Financial Statements for discussions of related party income taxes.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) by component for three and six months ended June 30, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning Balance	$(2,362)	$(4,147)	$(6,627)	$(4,330)
Change in prior service cost (a)	(161)	(273)	(323)	(546)
Change in actuarial gain (loss) (a)	(2,848)	530	2,056	1,060
Current-period other comprehensive income (loss)	(3,009)	257	1,733	514
Income tax expense related to other comprehensive income	770	69	1,247	143
Ending Balance	$(6,141)	$(3,959)	$(6,141)	$(3,959)
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

	Six Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2019	2018
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	$141,473	$128,596
Receivables from associated companies	(1,078)	(6,559)
Gas costs and other regulatory assets/liabilities—net	(32,789)	(7,403)
Storage gas	37,700	30,283
Prepaid taxes	2,972	8,895
Accounts payable and other accrued liabilities	(86,061)	(8,974)
Payables to associated companies	(1,384)	1,744
Customer deposits and advance payments	(17,868)	9,358
Accrued taxes	(400)	(23,796)
Other current assets	4,796	2,575
Other current liabilities	(243)	(244)
Deferred gas costs—net	68,477	52,235
Deferred assets—other	9,989	(1,435)
Deferred liabilities—other	(6,900)	(10,772)
Pension and other post-retirement benefits	(13,246)	(984)
Other—net	—	1,564
Changes in operating assets and liabilities	$105,438	$175,083
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(1,682)	$—
Interest paid	$28,890	$28,084
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(15,460)	$(28,312)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$42,161	$26,472
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheet that sums to the total of such amounts shown on the statements of cash flows.

(in thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$—	$27,185
Restricted cash included in Current Assets-Other	$4,225	$—
Restricted cash included in Deferred Charges and Other Assets-Other	$44,508	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$48,733	$27,185
Restricted cash included in “Current assets—Other” and “Deferred charges and other assets—Other” on the balance sheet represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds as of June 30, 2019. We did not have any restricted cash as of June 30, 2018. Refer to Note 9-Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

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
Management’s Discussion and Analysis is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the Company’s financial statements and the Notes to Condensed Financial Statements in this quarterly report as well as Washington Gas’ Form 10-K/T for the period ending December 31, 2018. Our operations are seasonal and, accordingly, our operating results for the periods presented are not indicative of the results to be expected for the full year.
Washington Gas has one operating segment that engages in the delivery and sale of natural gas, whose operations are regulated by regulatory commissions in the District of Columbia, Maryland and Virginia.
RESULTS OF OPERATIONS—Three Months Ended June 30, 2019 vs. June 30, 2018
Summary Results

Net loss applicable to common stock was $20.9 million for the three months ended June 30, 2019 compared to a net loss applicable to common stock of $11.8 million for the same period ended June 30, 2018. The decrease of $9.1 million was mainly due to higher operation and maintenance expenses related to system safety, corporate allocations and employee labor costs.
Our chief operating decision maker utilizes earnings before interest, tax, depreciation and amortization (EBITDA) as the primary measure of profit and loss in assessing the results of operations. EBITDA includes operating income and other income (expense). We believe that our use of EBITDA enhances the ability to evaluate Washington Gas’ performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies of AltaGas such as capital financing and tax sharing allocations. It also excludes depreciation and amortization which do not affect cash flow.
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than net income.
The following table reconciles EBITDA to net income for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(In millions)	2019	2018	Increase/(Decrease)
Net income (loss)	$(20.6)	$(11.5)	$(9.1)
Interest expense	14.6	14.5	0.1
Income tax expense (benefit)	(4.9)	(9.4)	4.5
Depreciation and amortization	37.1	34.0	3.1
EBITDA	$26.2	$27.6	$(1.4)

The EBITDA comparisons for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 primarily reflect:

•	higher operation and maintenance expenses primarily related to employee labor costs, system safety and corporate allocations; and

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•	the effects of warmer-than-normal weather in the District of Colombia.
Included in the EBITDA comparisons are the favorable effects of:

•	higher revenues from accelerated replacement programs; and

•	customer growth of approximately 13,000 average active customer meters.
Summary Financial Results
The following table summarizes the Company’s financial data for the three months ended June 30, 2019 and three months ended June 30, 2018, reconciling operating revenues to EBITDA for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(In millions)	2019	2018	Increase/(Decrease)
Net revenues
Operating revenues	$198.5	$199.5	$(1.0)
Less: Cost of gas	$55.6	56.1	(0.5)
Revenue taxes	13.4	16.1	(2.7)
Total net revenues	129.5	127.3	2.2
Operation and maintenance	88.2	85.2	3.0
General taxes and other assessments	14.3	14.7	(0.4)
Other income (expenses)	(0.8)	0.2	(1.0)
EBITDA	$26.2	$27.6	$(1.4)

Net Revenues
We also utilize net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability. The cost of the natural gas commodity (as adjusted for Asset Optimization sharing) and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating revenues. Additionally, net revenues may not be comparable to similarly titled measures of other companies. The table above reconciles net revenues to operating revenues for the three months ended June 30, 2019 and 2018 as part of the reconciliation of operating revenues to EBITDA.
The following table provides the key factors contributing to the change in the net revenues between three months ended June 30, 2019 and 2018.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Changes in Net Revenues
(In millions)	Increase/(Decrease)
Accelerated replacement programs	$1.5
Customer growth	1.1
Interruptible revenue (net of sharing)	0.8
Impact of rate cases	0.4
Asset optimization:
Realized margins	(1.1)
Unrealized mark-to-market valuations	3.3
Loss related to Antero Contract	(2.8)
Estimated effects of weather and consumption patterns	(2.6)
Other	1.6
Total	$2.2
Accelerated replacement programs — Approved accelerated replacement programs are in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Customer growth — Average active customer meters increased by approximately 13,000 at the three months ended June 30, 2019, over the number of average active customer meters at the end of the same period of 2018. Washington Gas added 2,623 and 3,164 new customers in the three months ended June 30, 2019 and 2018, respectively, supported by additional capital and rate base. Adding new customers directly drives earnings growth through additional distribution revenues.
Interruptible revenue (net of sharing) — The increase in Interruptible revenue, net of sharing, is due to higher rates in Maryland and Virginia, and lower margin sharing in District of Columbia.
Impact of rate cases — The increase in revenue reflects new base rates in Maryland, effective December 2018, and in Virginia, effective January 2019. These new base rates include the effects of rolling in surcharge revenues formerly collected under Maryland’s Strategic Infrastructure Development and Enhancement (STRIDE) law and Virginia’s Steps to Advance Virginia’s Energy Plan (the SAVE Act). Refer to “Rates and Regulatory Matters” for further discussion of this matter.
Asset optimization — We recorded a net gain of $4.1 million including an unrealized loss of $0.5 million associated with our energy-related derivatives for the quarter ended June 30, 2019, compared to a net gain of $1.9 million including an unrealized loss of $3.8 million for the quarter ended June 30, 2018. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk” for further discussion of our asset optimization program.
Loss related to Antero Contract under Asset optimization— We recorded the net pre-tax loss of $2.8 million in “Utility cost of gas” on the statements of operations for the three months ended June 30, 2019 due to the litigation related to the Antero Contract. Refer to Note 10-Commitments and Contingency for further discussion.
Estimated effects of weather and consumption patterns — Weather, when measured by heating degree days (HDDs), was 50.6% warmer and 7.1% warmer than normal for the three months ended June 30, 2019 and 2018, respectively. In the District of Colombia, Washington Gas does not have a weather normalization billing mechanism nor does it hedge to offset the effects of weather. As a result, the warmer weather for the three months ended June 30, 2019, resulted in a negative variance to net revenues. In addition, natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section titled “Weather Risk” for a discussion of billing mechanisms in

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Operation and Maintenance Expenses
The following table provides the key factors contributing to the changes in operation and maintenance expenses between reporting periods.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/(Decrease)
Employee labor costs	$4.8
System safety and integrity	3.7
Corporate allocated services	3.0
Merger-related costs	(3.5)
Employee benefits	(2.5)
Other	(2.5)
Total	$3.0
Employee labor costs — The quarter-over-quarter variance is primarily due to an increase in employees and higher salaries.
System safety and integrity — The increase in expense for the three months ended June 30, 2019, over the same period of 2018 reflects increased safety and reliability activities including leak repair and mitigation.
Corporate allocated services— The increase in the current quarter over the prior year quarter is due to corporate shared services provided by AltaGas following the Merger close in July 2018. Over time, such costs are expected to be offset by reductions in other functional areas.
Merger-related costs— During the three months ended June 30, 2019, we recorded lower costs for change in control benefits associated with the Merger with AltaGas. Refer to Merger Commitments in Management’s Discussion and Analysis for further discussion.
Employee benefits — The quarter-over-quarter variance is primarily due to lower pension and post-retirement benefit costs resulting from an increase in the discount rate.
Income Taxes
The following table shows Washington Gas’ income tax expense and effective income tax rate for the three months ended June 30, 2019 and 2018.

Income Taxes
	Three Months Ended June 30,		Increase/
(In millions)	2019	2018	(Decrease)
Income (loss) before income taxes	(25.5)	$(20.9)	$(4.6)
Income tax expense (benefit)	(4.9)	(9.4)	4.5
Effective income tax rate	19.2%	45.0%	(25.8)
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. Therefore, the effective income tax rate for the quarter may include forecasted information that is expected to occur later in the year. The current period effective income tax rate reflects the full implementation of the Tax Act, as well as the effect of excess deferred taxes being returned to customers.
Depreciation and Amortization
The increase in depreciation and amortization between periods represents higher depreciation expense on capital additions.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS—Six Months Ended June 30, 2019 vs. June 30, 2018
Summary Results

Net income applicable to common stock was $91.7 million for the six months ended June 30, 2019 compared to net income applicable to common stock of $95.9 million for the same period ended June 30, 2018. The decrease of $4.2 million was mainly due to higher operation and maintenance expenses due to corporate allocations, system safety, Merger-related costs and employee labor costs, offset by higher revenues from new base rates in Maryland and Virginia.
The following table reconciles EBITDA to net income for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(In millions)	2019	2018	Increase/(Decrease)
Net income (loss)	$92.4	$96.6	$(4.2)
Interest expense	29.5	29.1	0.4
Income tax expense (benefit)	24.3	18.4	5.9
Depreciation and amortization	72.2	67.5	4.7
EBITDA	$218.4	$211.6	$6.8

The EBITDA comparisons for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily reflect:

•	new base rates in Maryland and Virginia; and

•	customer growth of approximately 13,000 average active customer meters.
Included in the EBITDA comparisons are the unfavorable effects of:

•	higher operation and maintenance expenses primarily related to corporate allocations, system safety, Merger-related costs and employee labor costs; and

•	lower realized margins and lower unrealized mark-to-market valuation gain associated with our asset optimization program.
Summary Financial Results
The following table summarizes the Company’s financial data for the six months ended June 30, 2019 and six months ended June 30, 2018, reconciling operating revenues to EBITDA for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(In millions)	2019	2018	Increase/(Decrease)
Net revenues
Operating revenues	$792.1	$731.6	$60.5
Less: Cost of gas	297.9	261.4	36.5
Revenue taxes	46.1	46.8	(0.7)
Total net revenues	448.1	423.4	24.7
Operation and maintenance	199.2	179.0	20.2
General taxes and other assessments	34.2	34.6	(0.4)
Other income	3.8	1.8	2.0
EBITDA	$218.5	$211.6	$6.9

Net Revenues

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The table above reconciles net revenues to operating revenues for the six months ended June 30, 2019 and 2018 as part of the reconciliation of operating revenues to EBITDA.
The following table provides the key factors contributing to the change in the net revenues between the six months ended June 30, 2019 and 2018.

Composition of Changes in Net Revenues
(In millions)	Increase/(Decrease)
Impact of rate cases	$21.6
Customer growth	4.2
Accelerated replacement programs	3.9
Interruptible revenue (net of sharing)	2.8
Asset optimization:
Realized margins	(6.5)
Unrealized mark-to-market valuations	(1.9)
Loss related to Antero Contract	(2.8)
Other	3.4
Total	$24.7
Impact of rate cases — The increase in revenue reflects new base rates in Maryland, effective December 2018, and in Virginia, effective January 2019. These new base rates include the effects of rolling in surcharge revenues formerly collected under Maryland’s STRIDE law and Virginia’s SAVE Act.
Customer growth — Average active customer meters increased by approximately 13,000 at the six months ended June 30, 2019, over the number of average active customer meters at the end of the same period of 2018. Washington Gas added 5,290 and 6,056 new customers in the six months ended June 30, 2019 and 2018, respectively, supported by additional capital and rate base.
Accelerated replacement programs — Approved accelerated replacement programs are in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Interruptible revenue (net of sharing) — The increase in Interruptible revenue, net of sharing, is due to higher rates in Maryland and Virginia, and lower margin sharing in District of Columbia.
Asset optimization — We recorded a net gain of $12.3 million including an unrealized gain of $6.6 million associated with our energy-related derivatives for the six months ended June 30, 2019, compared to a net gain of $20.7 million including an unrealized gain of $8.5 million for the six months ended June 30, 2018.
Loss related to Antero Contract under Asset optimization— We recorded the net pre-tax loss of $2.8 million in “Utility cost of gas” on the statements of operations for the six months ended June 30, 2019 due to the litigation related to the Antero Contract. Refer to Note 10-Commitments and Contingency for further discussion.
Operation and Maintenance Expenses
The following table provides the key factors contributing to the changes in operation and maintenance expenses between reporting periods.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/(Decrease)
Employee labor costs	$7.7
Corporate allocated services	7.5
System safety and integrity	7.2
Employee benefits	(2.2)
Total	$20.2
Employee labor costs — The year-over-year variance is primarily due to an increase in employees and higher salaries.
Corporate allocated services— The increase in the current year over the prior year period is due to corporate shared services provided by AltaGas after the Merger close in July 2018. Over time, such costs are expected to be offset by reductions in other functional areas.
System safety and integrity — The increase in expense for the six months ended June 30, 2019 over the same period of 2018 reflects increased safety and reliability activities including leak repair and mitigation.
Employee benefits — The year-over-year variance is primarily due to lower pension and post-retirement benefit costs resulting from an increase in the discount rate.
Income Taxes
The following table shows Washington Gas’ income tax expense and effective income tax rate for the six months ended June 30, 2019 and 2018.

Income Taxes
	Six Months Ended June 30,		Increase/
(In millions)	2019	2018	(Decrease)
Income (loss) before income taxes	116.7	115.0	$1.7
Income tax expense (benefit)	24.3	18.4	5.9
Effective income tax rate	20.8%	16.0%	4.8
The current period effective income tax rate reflects the full implementation of the Tax Act, as well as the effect of excess deferred taxes being returned to customers.
Depreciation and Amortization
The increase in depreciation and amortization between periods represents higher depreciation expense on capital additions.

Key Operating Statistics
Key gas delivery, weather and meter statistics are shown in the table below for the three and six months ended June 30, 2019 and 2018.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2019	2018	(Decrease)	2019	2018	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm	163.0	208.4	(45.4)	840.8	878.4	(37.6)
Interruptible	54.2	53.6	0.6	148.6	132.0	16.6
Electric generation	18.0	88.6	(70.6)	26.0	108.4	(82.4)
Other	10.0	8.1	1.9	14.9	16.4	(1.5)
Total deliveries	245.2	358.7	(113.5)	1,030.3	1,135.2	(104.9)
Degree Days
Actual	157	315	(158)	2,205	2,421	(216)
Normal	318	339	(21)	2,447	2,508	(61)
Percent colder (warmer) than normal	(50.6)%	(7.1)%	n/a	(9.9)%	(3.5)%	n/a
Average active customer meters	1,189,000	1,176,000	13,000	1,188,000	1,175,000	13,000
Ending active customer meters	1,189,136	1,175,965	13,171	1,189,136	1,175,965	13,171
New customer meters added	2,623	3,164	(541)	5,290	6,056	(766)
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
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Washington Gas generally meets its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper and long-term debt, and equity infusions from its parent holding companies, routed through Wrangler. Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund both capital expenditures and to retire long-term debt.
Our ability to access debt capital markets depends on our credit ratings, general market liquidity, and demand for our credit securities. In addition, under Merger commitments agreed to by Washington Gas during the Merger and other rules imposed by regulatory commissions or state laws in Washington Gas’ service territory, the Company is prohibited and/or restricted in its ability to make advances or issue loans to an affiliate or parent holding company without prior regulatory commission approval.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

During the six months ended June 30, 2019, Washington Gas met its liquidity and capital needs through cash on hand, retained earnings, and the issuance of commercial paper.
Our credit ratings depend largely on our financial performance and the ratings of our parent companies, WGL and AltaGas. A ratings downgrade could both increase our borrowing costs and trigger the need for us to post additional collateral with our wholesale counterparties or other creditors. Further, a negative change in WGL’s or AltaGas’ ratings outlook or any downgrade in their credit ratings could negatively impact our ratings outlook or downgrade our credit ratings. Such downgrades could limit our access to the credit markets and increase the costs of borrowing under available credit lines. Washington Gas has ring fencing measures in place that were further expanded during the Merger regulatory approval process. The ring-fencing measures financially separate Washington Gas from WGL, AltaGas and its non-utility affiliates as a way to protect consumers of regulated utility services from financial instability or bankruptcy that may be experienced by its parent or affiliates.
As of June 30, 2019, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 54.7% common equity, 0.9% preferred stock and 44.4% long and short-term debt. This capitalization ratio varies during the year primarily due to the seasonal nature of Washington Gas’ business. See discussion regarding seasonal impacts on working capital in Short-Term Cash Requirements and Related Financing below.
Our plans provide for sufficient liquidity to satisfy our financial obligations. Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At June 30, 2019, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At June 30, 2019 and December 31, 2018, Washington Gas had balances in gas storage of $66.2 million and $103.9 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases. Washington Gas is also subject to the collateral requirements of its counterparties. At June 30, 2019, Washington Gas was not required to post any cash collateral to counterparties.
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
Variations in the timing of customer collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At June 30, 2019 and December 31, 2018, Washington Gas had $0.9 million and $2.2 million in net under-collections from customers, respectively, reflected in current assets as gas costs due from customers. Amounts under-collected or over-collected from customers during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At June 30, 2019 and December 31, 2018, Washington Gas had a net regulatory liability of $8.8 million related to over-collections from customers, and a net regulatory asset of $26.4 million related to under-collections from customers, respectively, related to each current gas recovery cycle.
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.
On July 19, 2019, Washington Gas terminated its existing unsecured revolving credit facility and entered into a new, amended senior unsecured revolving credit facility with a term of five years, plus two one-year extension options, with bank group’s approval. The Credit Facility permits Washington Gas to borrow up to $450 million with an option to increase the facility by an additional $100 million, with the bank group’s approval, for a total potential maximum borrowing of $550 million. The interest rate of loans made under the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. The existing $350.0 million credit facility as of June 30, 2019 with the original expiration date of December 19, 2019 was terminated by virtue of entry into the Credit Facility as of July 19, 2019. Washington

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas incurs credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, Washington Gas would be required to pay higher fees. There are five different levels of fees. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. Bank credit balances available to Washington Gas under the existing credit facility, net of commercial paper balances were $132.0 million and $54.0 million, at June 30, 2019 and December 31, 2018, respectively.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties. At June 30, 2019 and December 31, 2018, the total of these deposits and collateral reported as current liabilities in “Customer deposits and advance payments” were $36.5 million and $54.4 million, respectively. The majority of these balances are customer deposits and customer credit balances. Deposits from customers may be refunded at various times throughout the year based on customer payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions. In addition, customers may have credit balances due to budget credits, over payments and Company provided credits. Budget credits, which is the most frequent type of credit, occurs only for customers on the budget bill program and happens normally in the warmer months when customers’ actual bill is less than the budget bill amount. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.
 Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas’ area-wide contract. The construction work is performed by WGL Energy Systems on behalf of Washington Gas. Washington Gas recorded a contract asset in “Unbilled revenues” representing the government’s obligation to remit principal and interest and financing obligation in “Notes payable and project financing”.
As of June 30, 2019, Washington Gas had no energy management services projects that were financed through Washington Gas and not yet complete. As of December 31, 2018, Washington Gas had $69.7 million in “Unbilled revenues” on the balance sheet and $15.5 million in “Notes payable and project financing,” for energy management services projects that were financed through Washington Gas and not yet complete.
See Note 5-Short-Term Debt of the Notes to Condensed Financial Statements for a further discussion of project financing.
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
Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas’ revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of June 30, 2019,

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas’ ratio of consolidated financial indebtedness to consolidated total capitalization was 44%. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions. At June 30, 2019, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
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
Historical Cash Flows
The following table summarizes Washington Gas’ net cash from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Increase / (Decrease)
(In millions)	2019	2018	2019 vs. 2018
Cash from:
Operating activities	$305.3	$394.6	$(89.3)
Financing activities	$(128.1)	$(206.6)	$78.5
Investing activities	$(199.8)	$(167.5)	$(32.3)
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
Net cash flows provided by operating activities for three months ended June 30, 2019 was $305.3 million compared to net cash provided by operating activities of $394.6 million for the six months ended June 30, 2018. The decrease in cash flows provided by operating activities was primarily driven by a large decrease in accounts payable due to decreased gas purchases during the six months ended June 30, 2019, and a $16.1 million lump-sum settlement payment funded through the associated rabbi trust.
Cash Flows From Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2019 totaled $128.1 million compared to $206.6 million for the six months ended June 30, 2018 mainly due to a decrease in short term borrowings.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

There were no issuances or retirements of long-term debt by Washington Gas for the six months ended June 30, 2019 and 2018.
Cash Flows From Investing Activities
Net cash flows used in investing activities totaled $199.8 million and $167.5 million for six months ended June 30, 2019 and 2018, respectively, which primarily consists of utility capital expenditures made by Washington Gas.
Capital Investments
New Business
The Company’s utility service areas have a population estimated at 5.9 million and include approximately 2.2 million households and commercial structures. Washington Gas actively markets and adds new customers through both capital expenditures and different rate mechanisms aimed at bringing the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in its territories. Washington Gas added 5,290 and 6,056 new customers in the six months ended June 30, 2019 and 2018, respectively, supported by additional capital and rate base. Adding new customers directly drives earnings growth through additional distribution revenues.
Replacements, Regulatory Plans - Accelerated Pipe Replacement Plans
Accelerated pipe replacement programs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of the pipeline system. Each regulatory commission with jurisdiction over Washington Gas’ retail rates has approved accelerated replacement programs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments. In contrast to the traditional rate-making approach to capital investments, for the accelerated pipe replacement programs, Washington Gas is receiving recovery for these investments through approved surcharges for each program and is authorized to invest in each of these programs over a five-year period. Capital Expenditures excluding cost of removal for the accelerated pipe replacement programs during the six months ended June 30, 2019 and 2018 was $66.9 million and $47.1 million respectively. Refer to Rates and Regulatory Matters for a further discussion on rate case decisions during the periods.
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
Maryland Jurisdiction. In 2014, pursuant to the STRIDE law in Maryland, the PSC of MD approved Washington Gas’ initial STRIDE Plan to recover the reasonable and prudent costs associated with qualifying infrastructure replacements through monthly surcharges. In 2015, the PSC of MD approved one additional program applicable to gas distribution and transmission system replacements and three of the four requested additional programs applicable to gas transmission system replacements at an incremental cost of $218.5 million, including cost of removal, in eligible infrastructure replacements over the remaining four years of the initial STRIDE Plan. In December 2018, the Commission approved an extension of the STRIDE law. Washington Gas is authorized, under the extension, to invest $350.5 million, including cost of removal over the five-year calendar period through 2023. Minor adjustments were made to the STRIDE Plan in the second quarter of 2019. Cumulative plant additions through September 30, 2018 were included in rate base in the most recent rate cases and are now being recovered in base rates.
Virginia Jurisdiction. On April 21, 2011, the SCC of VA approved, pursuant to the SAVE Act, Washington Gas’s initial plan under the SAVE Act for accelerated replacement of infrastructure facilities and a rider that would allow the Company to recover eligible costs associated with those replacement programs. On November 21, 2017, the Commission approved the Company’s application to amend and extend its SAVE Act plan. Washington Gas is authorized to invest $500 million, including cost of removal over the five-year calendar period through 2022. Cumulative expenditures through December 31, 2018 were included in rate base in the most recent rate cases and are now being recovered in base rates.

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
There were no significant changes to contractual obligations during the six months ended June 30, 2019.
Merger Commitments
In connection with the Merger, Washington Gas and AltaGas have made commitments related to the terms of the PSC of DC settlement agreement and the conditions of approval from the PSC of MD and the SCC of VA. Among other things, these commitments include rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. The cumulative amount expensed related to the Merger commitments as of June 30, 2019 was $136.1 million, of which $117.6 million has been paid, including $4.2 million and $6.5 million paid in the three months and six months ended June 30, 2019, respectively. In March 2019, the PSC of MD directing that the $3.9 million Most Favored Nation adjustment, originally recorded as a commitment expense, should be used to offset future rates under Washington Gas’ natural gas expansion program in Maryland. As a result, Washington Gas reversed the commitment expense during the three months ended March 31, 2019. In addition, there are certain additional regulatory commitments that will be recorded when the costs are incurred in the future, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10 year period to further extend natural gas service; spending $8.0 million for leak mitigation within 3 years after the Merger close; and developing 15 megawatts of either electric grid energy storage or Tier 1 renewable resources within 5 years.
Refer to the Note 18-Merger with AltaGas Ltd. of the Notes to Financial Statements of Washington Gas’ Form 10-K/T for a detailed discussion of Merger related commitments.
Financial Guarantees
At June 30, 2019 and December 31, 2018, there were no guarantees to external parties.
Antero Contract
Washington Gas and WGL Midstream (together, the Companies) contracted in June 2014 with Antero Resources Corporation (Antero) to buy gas from Antero at invoiced prices based on an index, and at a delivery point, specified in the contracts (the “Antero Contract”). Once deliveries began, however, the index price paid was more than the fair market value at the same physical delivery point, resulting in losses to the Companies. Accordingly, the Companies notified Antero that they sought to apply a contract provision that would permit the establishment of a new index. Antero objected.
The dispute was arbitrated in January 2017, and the arbitral tribunal ruled in favor of Antero on the applicability of the re-pricing mechanism but found that it lacked authority to determine whether Antero was in breach of its obligation to deliver gas to the Companies at a point where a higher price could be obtained. The Companies filed suit in state court in Colorado for a determination of that issue. Separately, Antero initiated suit against the Companies, claiming that those entities failed to purchase specified daily quantities of gas.
These two cases were consolidated and a jury trial was held in June 2019 in the County Court for Denver, Colorado. Following the trial, the jury returned a verdict in favor of Antero for $95.9 million, of which, $11.2 million was against Washington Gas, and $84.7 million against WGL Midstream. Once the judgment is officially entered, the Companies would have 49 days to file a Notice of Appeal under Colorado rules, provided the Companies file a supersedeas bond within 14 days of the judgment entry. The Companies are considering their option to appeal.
For financial statement impact from Antero Contract, Refer to Note 10-Commitments and Contingencies of the Notes to Condensed Financial Statements.
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
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of June 30, 2019.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$33.0	$—	$33.0	2	$21.8
Non-Investment Grade	—	—	—	—	—
No External Ratings	8.9	4.5	4.4	1	—
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
Retail Credit Risk
Washington Gas is at risk of non-payment of utility bills by customers. To manage this customer credit risk, Washington Gas may require cash deposits from high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. In addition, Washington Gas has a POR program in Maryland and the District of Columbia, whereby it purchases receivables from participating energy marketers at approved discount rates. Under the program, Washington Gas is exposed to the risk of non-payment by the retail customers for these receivables. This risk is factored into the approved discount rate at which Washington Gas purchases the receivables. Base rates include a provision for recovery of uncollectible accounts based on historical levels of charge offs of accounts receivable. Washington Gas also has a provision in its Gas Administrative Charge mechanism that includes an allowance for commodity amounts included in uncollectible accounts.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the energy-related derivatives during the six months ended June 30, 2019.

Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2019	$(106.3)
Net fair value of contracts entered into during the period	(1.1)
Other changes in net fair value	21.2
Realized net settlement of derivatives	(1.0)
Net assets (liabilities) at June 30, 2019	$(87.2)

Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2019	$(106.3)
Recorded to income	5.7
Recorded to regulatory assets/liabilities	14.4
Realized net settlement of derivatives	(1.0)
Net assets (liabilities) at June 30, 2019	$(87.2)

The maturity dates in calendar years of our net assets (liabilities) associated with the energy-related derivatives recorded at fair value at June 30, 2019, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820.

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(0.3)	—	—	—	—	—	(0.3)
Level 3 — Significant unobservable inputs	4.9	(5.7)	2.6	(0.8)	(0.6)	(87.3)	(86.9)
Total net assets (liabilities) associated with our energy-related derivatives	$4.6	$(5.7)	$2.6	$(0.8)	$(0.6)	$(87.3)	$(87.2)
Refer to Note 11-Derivatives and Note 12-Fair Value Measurements of the Notes to Condensed Financial Statements for a further discussion of our derivative activities and fair value measurements.
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
Billing Adjustment Mechanisms. In Maryland, Washington Gas has an RNA billing mechanism that is designed to stabilize the level of net revenues collected from Maryland customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels and other factors such as conservation. In Virginia, Washington Gas has a WNA billing adjustment mechanism that is designed to eliminate the effect of variations in weather from normal levels on utility net revenues for residential, commercial and industrial and group metered apartment customers. Additionally, in Virginia, as part of the CARE plan, Washington Gas has a CRA mechanism that eliminates the effect of conservation for residential customers.
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
Interest-Rate Risk
We are exposed to interest-rate risk associated with our short-term and long-term financing. Washington Gas has previously utilized derivative instruments in order to reduce its exposure to the risk of interest-rate volatility, with resulting gains and losses typically being recovered through each jurisdiction’s overall allowed rate of return.
Short-Term Debt. At June 30, 2019 and December 31, 2018, Washington Gas had outstanding notes payable, including commercial paper and project financing of $218.0 million, and $311.5 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our commercial paper would have caused a change in interest expense of approximately $1.7 million.
Long-Term Debt. At June 30, 2019 and December 31, 2018, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,035.1 million and $1,035.0 million, respectively, excluding current maturities. As of June 30, 2019, the fair value of Washington Gas’ fixed-rate debt was $1,184.7 million. Our sensitivity analysis indicates that fair value would increase by approximately $57.5 million or decrease by approximately $53.5 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $902.5 million, or approximately 86.3% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which would require us to pay a premium over the face amount if we were to exercise them.
 Refer to Note 11-Derivatives of the Notes to Condensed Financial Statements for a further discussion of our interest-rate risk management activity.
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
District of Columbia Jurisdiction
Project Pipes 2 Plan - On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of the PIPES 2 Plan extension plan for the period of October 1, 2019 through December 31, 2024.  The PIPES 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

new features to enhance the safety of Washington Gas’s system, with an estimated total cost of $305.3 million. On March 22, 2019, comments were filed by OPC, the Apartment and Office Building Association of Metropolitan Washington, the District Department of Energy and Environment, and DC Climate Action. Washington Gas and OPC filed reply comments on April 8, 2019.  A procedural schedule for this proceeding has not yet been finalized.
Maryland Jurisdiction
Maryland Rate Case 2019. On April 22, 2019, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $30.8 million in additional annual revenue. The revenue increase represents an increase in base rates of $35.9 million, of which approximately US$5 million relates to costs being collected through the monthly STRIDE surcharges for system upgrades. The filing reflects an increase to the Company’s return on equity from 9.7% to 10.4%. The PSC of MD issued an order on April 23, 2019 that suspends the proposed rates for a period of not more than 150 days from May 22, 2019 to provide the Commission with an opportunity to determine the justness and reasonableness of the proposal, and delegating the conduct of the proceeding to the PSC of MD’s Public Utility Law Division, which was further extended by an additional 30 days. The Company’s filing includes only actual test year expenses and pro forma adjustments that have been previously approved by the PSC of MD. The Company also is proposing a Safety Response Tracker to reconcile leak management expenses above or below the test year level on an annual basis outside of a base rate case. On July 19, 2019, intervenors filed testimony. A final decision from the PSC of MD is expected on or before November 18, 2019.
Maryland Rate Case 2018. On May 15, 2018, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $41.3 million in additional annual revenue. The revenue increase represents an increase in base rates of $56.3 million including $15.0 million that was being paid by customers in annual surcharges under STRIDE. Additionally, the proposed rate increase includes provisions designed to deliver the benefits of natural gas to more customers. The PSC of MD granted the Company $28.6 million in new revenues and increased the Company’s return on equity to 9.7%. On January 10, 2019, Washington Gas filed an application for rehearing with the PSC of MD, alleging two errors in the agency’s final order. On June 25, 2019, the PSC of MD issued an order granting in part and denying in part Washington Gas’ application for a rehearing, resulting in an additional $0.5 million increase in annual distribution revenues. Washington Gas is directed to file revised tariffs with an effective date of December 11, 2018, subject to acceptance by the PSC of MD.
Virginia Jurisdiction
Virginia Rate Case - 2018. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporates the effects of The Tax Act. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On April 12, 2019, Washington Gas filed rebuttal testimony and revised its original return on equity down from 10.6% to 10.3% and its overall rate of return down from 7.94% to 7.81%. Evidentiary hearings were held on April 30 and May 1, 2019. Post hearing briefs were filed on July 3, 2019. The case is pending SCC of VA review.
Service Agreement with AltaGas Entities. On April 1, 2019, Washington Gas filed an application with the SCC of VA, requesting approval of a revised service agreement between WGL and SEMCO Energy, Inc. (“SEMCO”), a U.S. affiliate of AltaGas and a new affiliate service agreement between WGL and AltaGas. In addition, WGL requested interim authority to provide specific services to SEMCO and AltaGas, pending Commission review of the application. On June 27, the SCC of VA issued a final order approving the revised service agreement and the new affiliate agreement (“service agreements”). The service agreements are limited to five years from the date of the order. Additionally, the service agreements are subject to certain administrative requirements which Washington Gas did not oppose.
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
For a description of these critical accounting policies, refer to Management’s Discussion and Analysis within our Form 10-K/T. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended June 30, 2019.

Washington Gas Light Company
Part I-Financial Information

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following issues related to our market risks are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference into this discussion.

•	Price Risk

•	Weather Risk

•	Interest-Rate Risk
ITEM 4. CONTROLS AND PROCEDURES
Senior management, including the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer have concluded that Washington Gas’ disclosure controls and procedures were effective as of June 30, 2019. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

Washington Gas Light Company
Part II-Other Information

ITEM 1. LEGAL PROCEEDINGS
The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 10-Commitments and Contingencies of the Notes to Condensed Financial Statements.
Silver Spring, Maryland Incident
On April 23, 2019, the National Transportation and Safety Board (NTSB) held a hearing during which it found, among other things, that the probable cause of the August 10, 2016, explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland “was the failure of an indoor mercury service regulator with an unconnected vent line that allowed natural gas into the meter room where it accumulated and ignited from an unknown ignition source. Contributing to the accident was the location of the mercury service regulators where leak detection by odor was not readily available.” Washington Gas disagrees with the NTSB’s probable cause findings. Following this hearing, on June 10, 2019, the NTSB issued an accident report.
In connection with the incident, a total of 37 civil actions related to the incident have been filed and are pending against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All cases have been consolidated for discovery purposes. All of these suits seek unspecified damages for personal injury and/or property damage. The trial date for the civil actions has been scheduled for December 2, 2019. Washington Gas maintains excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. Washington Gas believes that this coverage will be sufficient to cover any significant liability that may result from this incident. Given the early stage of the litigation, the outcome is not yet determinable and management is unable to make an estimate of any potential loss or range of potential losses that are reasonably possible of occurring. As a result, management has not recorded a reserve associated with this incident.

ITEM 1A. RISK FACTORS
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part II-Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description

(a)(3)	Exhibits

Exhibits Incorporated by Reference:

10.1
Separation Agreement and General Release entered into by and between Marcellous P. Frye Jr., Vice President - Economic Development and Strategy, and Washington Gas Light Company, dated May 30, 2019 (incorporated by reference to Exhibit 10.1 to Washington Gas Light Company’s Form 8-K/A filed June 6, 2019).

10.2
Amended and Restated Credit Agreement, dated as of July 19, 2019 among Washington Gas Light Company, and the lenders parties thereto, Wells Fargo Bank, National Association, as administrative agent; Branch Banking and Trust Company, MUFG Bank, Ltd. and TD Bank, N.A., as co-syndication agents; and Wells Fargo Securities LLC, BB&T Capital Markets, MUFG Bank, Ltd. and TD Securities (USA) LLC, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to Washington Gas Light Company’s Form 8-K filed July 25, 2019).

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

WASHINGTON GAS LIGHT COMPANY
(Registrant)

/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President and Controller
(signing on behalf of the Registrant and as
Principal Accounting Officer of the Registrant)
Date: August 1, 2019