Form 10-Q
period 2019-09-30
WASHINGTON GAS LIGHT CO
filed 2019-10-31
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
As of October 30, 2019, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding.

Washington Gas Light Company
For the Quarter Ended September 30, 2019

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
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas’ integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrant assumes no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the Company’s Transition Report on Form 10-K for the three months ended December 31, 2018 (Form 10-KT), and may include, but are not limited to the following:

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

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I-Financial Information
Item 1-Financial Statements

	September 30,	December 31,
(In thousands)	2019	2018
ASSETS
Property, Plant and Equipment
At original cost	$5,997,026	$5,702,927
Accumulated depreciation and amortization	(1,580,141)	(1,513,590)
Net property, plant and equipment	4,416,885	4,189,337
Current Assets
Cash and cash equivalents	1	6,082
Receivables
Accounts receivable	175,571	292,871
Gas costs and other regulatory assets	11,100	6,020
Unbilled revenues	66,230	189,497
Allowance for doubtful accounts	(25,739)	(29,461)
Net receivables	227,162	458,927
Materials and supplies—principally at average cost	19,870	19,727
Storage gas	92,450	103,929
Prepaid taxes	30,984	27,193
Other prepayments	22,035	28,232
Receivables from associated companies	8,800	4,819
Derivatives	3,562	19,488
Other	4,378	20,347
Total current assets	409,242	688,744
Deferred Charges and Other Assets
Regulatory assets
Gas costs	91,913	141,636
Pension and other post-retirement benefits	77,200	86,493
Other	82,116	99,105
Prepaid post-retirement benefits	254,837	249,462
Right of use asset	40,966	—
Derivatives	8,462	11,318
Other	50,098	50,490
Total deferred charges and other assets	605,592	638,504
Total Assets	$5,431,719	$5,516,585
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,539,947	$1,562,573
Preferred stock	28,173	28,173
Long-term debt	1,331,116	1,035,033
Total capitalization	2,899,236	2,625,779
Current Liabilities
Current maturities of long-term debt	50,000	50,000
Notes payable and project financing	117,000	311,460
Accounts payable and other accrued liabilities	182,784	288,376
Wages payable	20,947	22,629
Accrued interest	4,193	14,504
Dividends declared	—	24,567
Customer deposits and advance payments	42,859	54,370
Gas costs and other regulatory liabilities	71,978	75,151
Accrued taxes	35,281	28,451
Payables to associated companies	68,066	95,228
Operating lease liability	5,632	—
Derivatives	12,775	20,295
Other	7,266	7,507
Total current liabilities	618,781	992,538
Deferred Credits
Unamortized investment tax credits	2,739	3,233
Deferred income taxes	431,408	454,248
Accrued pensions and benefits	165,365	156,210
Asset retirement obligations	308,470	300,769
Regulatory liabilities
Accrued asset removal costs	245,334	264,556
Other post-retirement benefits	109,934	121,345
Excess deferred taxes and other	400,248	431,913
Operating lease liability	54,686	—
Derivatives	105,101	116,847
Other	90,417	49,147
Total deferred credits	1,913,702	1,898,268
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,431,719	$5,516,585
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Operations (Unaudited)
Part I-Financial Information
Item 1. Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

OPERATING REVENUES	$122,305	$139,041	$914,442	$870,593
OPERATING EXPENSES
Utility cost of gas	$33,433	20,939	331,285	282,298
Operation and maintenance	101,195	282,793	300,433	461,808
Depreciation and amortization	34,383	33,914	106,623	101,425
General taxes and other assessments	26,344	26,857	106,709	108,195
Total Operating Expenses	195,355	364,503	845,050	953,726
OPERATING INCOME (LOSS)	(73,050)	(225,462)	69,392	(83,133)
Other income (expense) — net	3,533	(10,408)	7,298	(8,621)
Interest expense	15,575	14,404	45,092	43,531
INCOME (LOSS) BEFORE INCOME TAXES	(85,092)	(250,274)	31,598	(135,285)
INCOME TAX EXPENSE (BENEFIT)	(19,293)	(69,121)	4,992	(50,717)
NET INCOME (LOSS)	$(65,799)	$(181,153)	$26,606	$(84,568)
Dividends on preferred stock	—	330	660	990
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(65,799)	$(181,483)	$25,946	$(85,558)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Loss) (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
NET INCOME (LOSS)	$(65,799)	$(181,153)	$26,606	$(84,568)
OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	(163)	145	(486)	(401)
Change in actuarial net gain (loss)	392	4,737	2,448	5,797
Total pension and other post-retirement benefit plans	$229	$4,882	$1,962	$5,396
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	(713)	2,753	534	2,896
OTHER COMPREHENSIVE INCOME (LOSS)	$942	$2,129	$1,428	$2,500
COMPREHENSIVE INCOME (LOSS)	$(64,857)	$(179,024)	$28,034	$(82,068)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1. Financial Statements (continued)

	Nine Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$26,606	$(84,568)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	106,623	101,425
Amortization of:
Other regulatory assets and liabilities—net	5,583	5,283
Debt related costs	1,128	1,179
Deferred income taxes—net	7,087	(33,821)
Accrued/deferred pension and other post-retirement benefit cost	(949)	8,729
Compensation expense related to stock-based awards	2,275	14,549
Provision for doubtful accounts	10,615	16,296
Impairment loss	—	37,969
Unrealized (gain) loss on derivative contracts	(128)	(11,825)
Amortization of investment tax credits	(494)	(523)
Other non-cash charges (credits)—net	1,226	(2,253)
Changes in operating assets and liabilities (Note 15)	94,572	98,314
Net Cash Provided by Operating Activities	254,144	150,754
FINANCING ACTIVITIES
Capital contributions from parent	—	302,728
Long-term debt issued	298,482	—
Debt issuance costs	(2,756)	(130)
Notes payable issued (retired)—net	(179,000)	(66,998)
Project financing	—	53,018
Dividends on common stock and preferred stock	(75,227)	(66,742)
Net Cash Provided by Financing Activities	41,499	221,876
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(318,895)	(317,537)
Insurance proceeds related to investing properties	—	3,238
Net Cash Used in Investing Activities	(318,895)	(314,299)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(23,252)	58,331
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	71,423	6,652
Cash, Cash equivalents and Restricted Cash at End of the Period	$48,171	$64,983
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 15)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation
Washington Gas is an indirect, majority owned subsidiary of, among other entities, AltaGas and WGL. On July 6, 2018, a merger of WGL into AltaGas was consummated (the Merger).  In connection with the Merger, WGL, the former parent entity of Washington Gas, formed a wholly owned subsidiary, Wrangler SPE LLC (Wrangler), a bankruptcy remote, special purpose entity to own the common stock of Washington Gas, which survived the Merger as an indirect, wholly owned subsidiary of AltaGas. In addition, WGL owns all of the shares of common stock of Washington Gas Resources Corporation (Washington Gas Resources) and Hampshire Gas Company (Hampshire). Washington Gas Resources owns all of the shares of common stock of four non-utility subsidiaries that include WGL Energy Services, Inc. (WGL Energy Services), WGL Energy Systems, Inc. (WGL Energy Systems), WGL Midstream, Inc. (WGL Midstream) and WGSW, Inc. (WGSW). Additionally, several subsidiaries of WGL own interests in other entities. Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas,” “we,” “our”, or the “Company,” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries.
The condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim condensed financial statements and accompanying notes should be read in conjunction with the Financial Statements on Form 10-KT. Due to the seasonal nature of our business, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full years ending December 31, 2019 and 2018.
The information presented in this report on Form 10-Q are presented solely for the registrant Washington Gas on a stand-alone basis.
The accompanying unaudited condensed financial statements for Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
For a complete description of our significant accounting policies, refer to Note 1-Accounting Policies of the Notes to Consolidated Financial Statements on Form 10-KT. We include herein certain updates to those policies.
Leases
Lessee
We determine if an arrangement is a lease and the lease classification at inception. For the operating leases in which we are the lessee, a right-of-use (ROU) asset and a lease liability is recognized at the commencement date based on the present value of lease payments over the lease term. We use the rate implicit in the lease to determine the present value of the lease payments when the rate is readily determinable or we use our incremental borrowing rate. Our ROU assets are adjusted for lease incentives, any lease payments made in advance, and initial direct costs incurred. Lease expenses are recognized on a straight-line basis over the lease term. The estimated lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our lessee building and certain equipment leases, we do not separate the lease and non-lease components. Variable lease payments are recognized as lease expense when the related facts and circumstances occur, and are dependent on various external factors, including real estate taxes, common area maintenance and usage charges.
For our multiple office location leases classified as operating leases, the lease term begins on the date when construction of the leasehold improvements can start and the lessor has allowed us to occupy the respective locations. Leasehold improvement costs are classified as “Property, Plant, and Equipment” on the balance sheet, and are being amortized to “Depreciation and amortization” expense on a straight-line basis over the non-cancelable period of the leases.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Accounting Standards Adopted during the Period and Other Newly Issued Accounting Standards
The following tables summarize the Accounting Standards Updates (ASUs) adopted by Washington Gas during the nine months ended September 30, 2019 and other newly issued accounting standards that will be adopted by Washington Gas in the future.

ACCOUNTING STANDARDS ADOPTED IN CALENDAR YEAR 2019
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842), ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-11, Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors, including other subsequent ASUs clarifying the guidance.

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
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Accounting Standard Codification (ASC) 606) and subsequent ASUs clarifying the guidance on October 1, 2018, using the modified retrospective method of adoption. Under this approach, prior year results are not required to be restated. Adoption of this standard did not change the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded upon adoption. As a result, comparative disclosures for operating results for the three and nine months ended September 30, 2019 are not applicable because implementing the new standard did not change the timing or pattern of revenue recognition.

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
We disaggregate revenue by type of service. The following table disaggregates revenue for the three and nine months ended September 30, 2019.

Disaggregated Revenue by Type of Service
(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$70.7	$665.1
Gas delivered for others	33.4	186.8
Other	10.9	34.4
Other revenues	1.4	4.2
Total revenue from contracts with customers	$116.4	$890.5
Other sources of revenue
Revenue from alternative revenue programs (a)	$3.6	$14.9
Leasing revenue (b)	0.2	0.5
Other	2.1	8.5
Total revenue from other sources	5.9	23.9
Total Operating Revenue	$122.3	$914.4
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

Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. “Unbilled revenues” represent performance obligations that have been satisfied and to which W

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

ashington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by federal government for the right to payment to occur. As of September 30, 2019, contract assets of $40.5 million have been recorded for financed projects within “Unbilled revenues” on the condensed balance sheets. Washington Gas did not have any contract liabilities at September 30, 2019. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
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
Adoption of the new standard had a material impact to our balance sheet but did not have a material impact to our statement of operations. On January 1, 2019, the Company recorded ROU assets of $43.2 million (net of lease incentives and prepaid or deferred rent of $15.7 million), current lease liability of $2.8 million and non-current lease liability of $56.1 million related to our operating leases. The Company currently does not have finance leases. We elected to implement the new leasing standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. Under this approach, prior year results are not required to be restated and disclosures associated with prior periods are reported under ASC 840.
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
Washington Gas has operating leases for our corporate headquarters and other corporate offices, communication tower space, and certain office equipment. Our leases have remaining lease terms from 1 to 22 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if either party does not provide intent to terminate. The leases generally have options to terminate with notice prior to the end of the lease term based on the contract terms. Refer to Note 13-Related Party Transactions for discussion of leases with associated companies.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

The following table provides our expected operating lease payments as of September 30, 2019.

Maturity of Operating Lease Liabilities
(In millions)	September 30, 2019
2019	$1.3
2020	5.9
2021	5.5
2022	5.5
2023	5.5
Thereafter	52.1
Total lease payments	$75.8
Less: Interest	(15.5)
Present Value of Lease Liabilities	$60.3
The following table provides supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2019.

Supplemental Cash Flow Information Related to Operating Leases
($ in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the lease liabilities in the operating cash flows	$0.5	$1.5
Operating lease cost (including variable lease costs of $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively)	$1.8	$5.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.4	$1.5
At September 30, 2019, the weighted average remaining lease term for operating leases was 13.5 years, and the weighted average discount rate was 3.32%.
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
The following table summarizes the future operating lease payments to be received associated with these leases.

Maturity of Operating Lease Payments(a)
(In millions)	September 30, 2019
2019	$0.2
2020	0.7
2021	0.6
2022	0.6
2023	0.6
Thereafter	58.3
Total lease payments	$61.0
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
During the three and nine months ended September 30, 2019, Washington Gas did not record any impairments related to our leased assets.
NOTE 4. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the condensed balance sheets.

(In millions)	September 30, 2019	December 31, 2018
Accounts payable—trade	$139.4	$228.9
Employee benefits and payroll accruals	16.5	28.0
Other accrued liabilities	26.9	31.5
Total	$182.8	$288.4
NOTE 5. SHORT-TERM DEBT

Washington Gas satisfies its short-term financing requirements through the sale of commercial paper, financing arrangements with third-party lenders, or bank borrowings. Due to the seasonal nature of our operations, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position. The following is a summary of committed credit available at September 30, 2019 and December 31, 2018.

Committed Credit Available
($ in millions)	September 30, 2019	December 31, 2018
Committed credit agreements
Unsecured revolving credit facility	$450.0	$350.0
Less: Commercial paper outstanding	(117.0)	(296.0)
Net committed credit available	$333.0	$54.0
Weighted average interest rate	2.31%	2.93%
At September 30, 2019 and December 31, 2018, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
On July 19, 2019, Washington Gas entered into an amended and restated senior unsecured revolving credit facility with a term of five years, plus two one-year extension options, available with the bank group’s approval (Credit Facility). The Credit Facility amended and restated Washington Gas’ prior $350 million credit facility and permits Washington Gas to borrow up to $450 million with an option to increase the facility by an additional $100 million, with the bank group’s approval, for a total potential maximum borrowing of $550 million. Washington Gas incurs credit facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. In the event that the long-term debt ratings are downgraded below certain levels, Washington Gas would be required to pay higher fees. There are five different levels of fees. Under the terms of the credit facilities, the lowest level facility fee is 0.06% and the highest is 0.175%. The interest rate of loans made under the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made.
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds for the construction of certain energy management services projects entered under Washington Gas’ area-wide contract. Washington Gas recorded a project financing obligation in “Notes payable and project financing” on the balance sheet. As the construction work was performed by WGL Energy Systems, Washington Gas established a contract asset in “Unbilled revenue”

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

representing the government’s obligation to remit principal and interest, and recorded a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount. WGL Energy Systems now directly obtains third-party project financing for its energy management services projects. As work is performed, Washington Gas establishes a contract asset in “Unbilled revenue” representing the government’s obligation to remit principal and interest and records a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount.
As of September 30, 2019, Washington Gas recorded $40.5 million of contract assets in “Unbilled revenues” and a $40.5 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete. There was no project financing obligation on Washington Gas’ balance sheet as of September 30, 2019.
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
Washington Gas did not record a corresponding reserve for bad debts related to these contract assets at September 30, 2019 and December 31, 2018, based on our previous collection experience with receivables that have been financed for government agencies with minimal credit risk.
NOTE 6. LONG-TERM DEBT

Unsecured Notes
Washington Gas issues long-term debt in the form of medium-term notes (MTNs), unsecured long-term notes and private placement notes, all of which contain individual terms regarding interest rates, maturities and call or put options. Each of these note types can have maturity dates of one or more years from the date of issuance. The following table shows the outstanding notes as of September 30, 2019 and December 31, 2018.

Long-Term Debt Outstanding
($ in millions)	September 30, 2019	December 31, 2018
Total Long-Term Debt(a)	$1,396.0	$1,096.0
Unamortized discount	(4.3)	(2.9)
Unamortized debt expense	(10.6)	(8.1)
Less—current maturities	50.0	50.0
Total Long-Term Debt	$1,331.1	$1,035.0
Weighted average interest rate(b)	4.53%	4.77%
(a) Includes MTNs and private placement notes. The amount represents face value of long-term debt including current maturities.
(b) Weighted average interest rate is for the long-term debt including current maturities.

On September 13, 2019, Washington Gas issued medium-term notes with an aggregate principal amount of $300 million and 3.65% fixed interest rate that are due in September 2049. The interest will be paid semi-annually in March and September of each year. The notes have a make-whole call provision at a U.S. Treasury rate plus 25 basis points prior to March 15, 2049, and then are callable at par after March 15, 2049. There was no issuance of long-term debt for the nine months ended September 30, 2018. There were no retirements of long-term debt for the nine months ended September 30, 2019 or 2018.
NOTE 7. COMPONENTS OF TOTAL EQUITY

The tables below reflect the components of “Total equity” for the three and nine months ended September 30, 2019 and 2018.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

.

Components of Total Equity
(In thousands, except shares)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Three Months Ended September 30, 2019
Balance at June 30, 2019	46,479,536	46,479	979,273	585,193	(6,141)	$1,604,804
Net loss	—	—	—	(65,799)	—	$(65,799)
Other comprehensive income (loss)	—	—	—	—	942	$942
Dividends declared:
Common stock	—	—	—	—	—	$—
Preferred stock	—	—	—	—	—	$—
Balance at September 30, 2019	46,479,536	46,479	979,273	519,394	(5,199)	1,539,947
Three Months Ended September 30, 2018
Balance at June 30, 2018	46,479,536	46,479	585,562	723,749	(3,959)	1,351,831
Net loss	—	—	—	(181,153)	—	$(181,153)
Other comprehensive income (loss)	—	—	—	—	3,613	$3,613
Stock-based compensation(a)	—	—	(9,017)	—	—	$(9,017)
Capital contribution from parent		—	302,728			$302,728
ASU 2018-02 adoption impact (b)				1,484	(1,484)	—
Dividends declared:
Common stock	—	—	—	(24,908)	—	$(24,908)
Preferred stock	—	—	—	(330)	—	$(330)
Balance at September 30, 2018	46,479,536	46,479	879,273	518,842	(1,830)	1,442,764
Nine Months Ended September 30, 2019
Balance at December 31, 2018	46,479,536	46,479	979,273	543,448	(6,627)	1,562,573
Net income	—	—	—	26,606	—	26,606
Other comprehensive income (loss)	—	—	—	—	1,428	1,428
Dividends declared:
Common stock	—	—	—	(50,000)	—	(50,000)
Preferred stock	—	—	—	(660)	—	(660)
Balance at September 30, 2019	46,479,536	46,479	979,273	519,394	(5,199)	1,539,947
Nine Months Ended September 30, 2018
Balance at December 31, 2017	46,479,536	46,479	583,185	670,580	(4,330)	$1,295,914
Net income	—	—	—	(84,568)	—	$(84,568)
Other comprehensive income (loss)	—	—	—	—	3,984	$3,984
Stock-based compensation(a)	—	—	(6,640)	—	—	$(6,640)
Capital contribution from parent	—	—	302,728	—	—	$302,728
ASU 2018-02 adoption impact (b)				$1,484	$(1,484)	—
Dividends declared:
Common stock	—	—	—	(67,664)	—	$(67,664)
Preferred stock	—	—	—	(990)	—	$(990)
Balance at September 30, 2018	46,479,536	46,479	879,273	518,842	(1,830)	1,442,764
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 8. INCOME TAXES

Washington Gas is included in the ASUS consolidated income tax returns beginning with the period from July 7, 2018 to December 31, 2018. We have established a new tax sharing policy with ASUS. During the three and nine months ended September 30, 2019, Washington Gas did not make or receive any payments to or from its associated companies related to the legacy WGL tax sharing agreement or the new tax sharing agreement.
Amounts of Interest and Penalties Recognized
Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of operations. During the three and nine months ended September 30, 2019 and 2018, there were no accrued interest expenses or penalties associated with uncertain tax positions.

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of net periodic benefit costs (income) recognized in our financial statements during the three and nine months ended September 30, 2019 and 2018:

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended September 30,
	2019		2018
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.0	$1.3	$3.7	$1.3
Interest cost	10.2	3.0	9.9	2.9
Expected return on plan assets	(10.7)	(6.1)	(10.6)	(5.9)
Recognized prior service cost (credit)	0.1	(3.9)	0.1	(4.4)
Recognized actuarial loss	1.3	—	3.9	—
Net periodic benefit cost (income)	3.9	(5.7)	7.0	(6.1)
Allocation to affiliates	(0.4)	0.5	(0.9)	0.7
Adjusted net periodic benefit cost (income)	3.5	(5.2)	6.1	(5.4)
Amount allocated to construction projects(b)	(0.4)	(0.2)	(1.0)	0.8
Amount deferred as regulatory asset (liability)-net allocations(c)	—	—	1.7	—
Amount charged (credited) to expense	$3.1	$(5.4)	$6.8	$(4.6)

	Nine Months Ended September 30,
	2019		2018
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$9.1	$3.8	$11.1	$3.9
Interest cost	30.7	9.0	29.7	8.7
Expected return on plan assets	(32.1)	(18.3)	(31.7)	(17.7)
Recognized prior service cost (credit)	0.3	(11.7)	0.3	(13.2)
Recognized actuarial loss	4.0	—	11.7	—
Settlement charge(a)	4.3	—	—	—
Net periodic benefit cost (income)	16.3	(17.2)	21.1	(18.3)
Allocation to affiliates	(1.3)	1.8	(2.6)	2.1
Adjusted net periodic benefit cost (income)	15.0	(15.4)	18.5	(16.2)
Amount allocated to construction projects(b)	(1.2)	(0.6)	(3.6)	2.9
Amount deferred as regulatory asset (liability)-net allocations(c)	0.7	—	4.7	—
Amount charged (credited) to expense	$14.5	$(16.0)	$19.6	$(13.3)
(a)Amount relates to a one-time partial settlement charge associated with a lump sum payment to Washington Gas’ defined benefit supplemental executive retirement plan (DB SERP) that was paid in the first quarter of 2019.
(b)On October 1, 2018, Washington Gas adopted ASU 2017-07. As a result, only the service cost component of net periodic benefit costs (income) is eligible for capitalization.
(c)Amount represents the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019.
At September 30, 2019 and December 31, 2018, the rabbi trust balance associated with the DB SERP and non-funded defined benefit restoration plan (DB restoration) plans was $43.8 million and $60.8 million, respectively. $4.2 million and $20.2 million was recorded in “Current Assets-Other” and $39.6 million and $40.6 million was recorded in “Deferred Charges and Other Assets - Other” respectively, along with other rabbi trust balances.
On October 1, 2018, Washington Gas adopted ASU 2017-07. This standard requires entities to report the service cost component in the same financial statement line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented separately from service cost and outside of operating income. In addition, only the service cost component of net benefit cost is eligible for

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

capitalization. Changes to the presentation of service costs and other components of net benefit cost were applied retrospectively. As a result of the retrospective adoption, we reclassified $2.8 million and $8.4 million of net periodic benefit income from “Operation and maintenance” expense to “Other income (expense)-net” on the statement of operations for the three and nine months ended September 30, 2018. Changes in capitalization practices were implemented prospectively.
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
For our contractual obligations, refer to Note 12- Commitments and Contingencies to the Financial Statements in Form 10-KT for the Transition Period from October 1, 2018 to December 31, 2018.
Refer to Note 6- Long-term Debt of the Notes to Condensed Financial Statements for long term debt issued during the current period.
There were no other significant changes to contractual obligations that are out of the normal course of business during the nine months ended September 30, 2019.
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
In connection with the incident, a total of 37 civil actions related to the incident have been filed and are pending against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All cases have been consolidated for discovery purposes. All of these suits seek unspecified damages for personal injury and/or property damage. A trial date for eight bellwether civil actions has been scheduled for December 2, 2019. In addition, two suits were recently filed related to the incident, one each in the Superior Court for the District of Columbia and one in the Circuit Court of Montgomery County, Maryland.
At this stage of the litigation, the outcome is not yet determinable and management is unable to make an estimate of any potential loss or range of potential losses that are reasonably possible of occurring. As a result, management has only recorded a reserve for a few of the actions for which a settlement offer was made. Washington Gas maintains excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. Washington Gas believes that this coverage will be sufficient to cover any significant liability that may result from this incident.
Regulatory Contingencies
Certain legal and administrative proceedings incidental to our business, including regulatory contingencies, involve Washington Gas. In our opinion, we have recorded an adequate provision for probable losses or refunds to customers for regulatory contingencies related to these proceedings.
Merger Commitments
In connection with the Merger, AltaGas and WGL made commitments related to the terms of the Public Service Commission of the District of Columbia (PSC of DC) settlement agreement and the conditions of approval from the Public Service Commission of Maryland (PSC of MD) and the State Corporation Commission of Virginia (SCC of VA). Among other things, these commitments include rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. The cumulative amount expensed as of September 30, 2019 was $136.6 million, of which $118.7 million has been paid, including $1.1 million and $7.6 million paid in the three and nine months ended September 30, 2019, respectively. In March 2019, the PSC of MD directed that the $3.9 million Most Favored Nation adjustment, originally recorded as a commitment expense, should be used to offset future rates under Washington Gas’ natural gas expansion program in Maryland. As a result, Washington Gas reversed the commitment expense in the fi

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

rst quarter of 2019. Further, there are additional regulatory commitments that will be recorded when the costs are incurred in the future, including the hiring of damage prevention trainers in each jurisdiction for a total amount of $2.4 million over 5 years; investing up to $70.0 million over a 10 year period to further extend natural gas service; and spending $7.5 million for leak mitigation within three years of the Merger close.
Application for Approval of Reduction of Distribution Rates
On January 12, 2018, Washington Gas filed applications to reduce customer rates in Maryland, Virginia, and the District of Columbia to reflect the impact of the Tax Act, including both the impact of the re-measurement of deferred tax assets and liabilities and reduction of the federal tax rate to 21%. Washington Gas began tracking the impact of the Tax Act on revenue requirements beginning January 1, 2018, recording all impacts to regulatory assets and liabilities. In Maryland and the District of Columbia, rates have been adjusted for the impact of the Tax Act. In Virginia, the SCC of VA dismissed the application on March 15, 2018. Washington Gas filed a new general rate case on July 31, 2018 incorporating the effects of the Tax Act. On September 16, 2019, the Hearing Examiner (HE) issued a report to the SCC of VA recommending the Company increase its liability balance for the Tax Act to $35.4 million and for it to be refunded to customers in a one-time sur-credit. Accordingly, at September 30, 2019, Washington Gas recorded an $18.9 million adjustment to the liability and will refund the credits after the SCC of VA’s final order is issued. See the discussion below for a further discussion of the HE’s report.
Virginia Jurisdiction
Virginia Rate Case. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporated the effects of The Tax Act. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On April 12, 2019, Washington Gas filed rebuttal testimony and revised its original return on equity down from 10.6% to 10.3% and its overall rate of return down from 7.94% to 7.81%. Evidentiary hearings were held on April 30 and May 1, 2019. Post hearing briefs were filed on July 3, 2019. On September 16, 2019, the HE issued a report to the SCC of VA which recommended among other things: (i) no increase in base rate revenue; (ii) a return on equity of 9.2% compared to the current authorized return on equity rate of 9.5%; (iii) unprotected plant-related and non-plant-related excess deferred income tax should be amortized as a reduction in rates over 5 years compared to amortizing using Average Rate Assumption Method (ARAM) and over 15 years, respectively; (iv) refund $5.6 million to customers for tax savings related to the October 2017 to December 2017 period as part of the Tax Act savings owed to customer, and (v) write off a $7.1 million regulatory asset related to flowthrough income taxes that the company had recovered previously flowed through depreciation income tax deductions via the SAVE rider. For the nine months ended September 30, 2019, Washington Gas made the following pre-tax adjustments based on the HE’s recommendations: (i) reduced “Operating revenues-Utility” by $7.6 million to accrue additional amounts of liability subject to refund; (ii) reduced “Operating revenues-Utility” by $13.3 million associated with the revised amortization of the Tax Act liability; and (iii) wrote off $2.0 million in “Regulatory Assets - Other” and charged to “Operation and maintenance” expense. Additionally, the Company reduced income tax expense by $11.8 million related to the amortization of excess deferred income tax, and recorded a $5.5 million after-tax impairment of a tax regulatory asset related to flowthrough income taxes. Reply comments on the HE’s report were filed by Washington Gas on October 21, 2019. Washington Gas filed reply comments challenging eleven recommendations contained in the HE’s report, including some of the items highlighted above, where the bases for the findings either disregard or are contrary to the substantial evidentiary record.
Maryland Jurisdiction
Maryland Show-Cause Order. On September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. On September 16, 2019, the PSC of MD granted the Company a 14-day extension to file its Response to the Show-Cause Order. On October 18, 2019, the Company filed its Response to the Show-Cause Order, (i) providing a detailed response to the NTSB’s probable cause findings and (ii) providing evidence regarding the status of a 2003 mercury regulator replacement program and why the Commission should not impose a civil penalty on the Company. The PSC of MD has not adopted a procedural schedule with respect to this matter but has indicated that it will schedule one public hearing near the apartment complex at Arliss Street. Given the early stage of the Show-Cause proceeding, the outcome is not yet determinable and management is unable to predict the likelihood of a civil penalty, or make an estimate of any potential civil penalty or range of potential civil penalty.

Financial Guarantees
At September 30, 2019 and December 31, 2018, there were no guarantees to external parties.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Antero Contract

In June 2019, a jury trial was held in the County Court for Denver, Colorado to consider a contractual dispute relating to gas pricing between Washington Gas and WGL Midstream (together, the Companies) and Antero Resources Corporation (Antero). Following the trial, the jury returned a verdict in favor of Antero for $95.9 million, of which $11.2 million was against Washington Gas, and $84.7 million against WGL Midstream. Following the official entry of the judgment, the Company filed an appeal on August 16, 2019.

As a result of this verdict, it was determined that a loss contingency is probable and Washington Gas has recorded an estimated liability of $11.2 million in “Accounts payable and accrued liabilities” on the balance sheet as of September 30, 2019, of which $2.6 million had already been recorded in a prior period. Washington Gas has also recorded a receivable from our trading partner of $1.3 million net in “Accounts payable and accrued liabilities” and sharing with customers as the contract relates to asset optimization of $4.5 million in “Deferred charges and other assets - Gas costs”. In addition, Washington Gas has recorded an accrual for estimated court fees of $0.1 million, and an accrual of interest expense associated with the liability.
For the nine months ending September 30, 2019, the net pre-tax loss recorded as a result of the verdict was $3.0 million in “Utility cost of gas” on Washington Gas’ statements of operations.
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
At September 30, 2019 and December 31, 2018, Washington Gas reported a liability of $10.7 million and $11.3 million on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At September 30, 2019 and December 31, 2018, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $35.8 million and $29.4 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
Washington Gas is currently remediating its East Station property, located in Washington D.C. adjacent to the Anacostia River, including ground water pump and treat, tar recovery, soil encapsulation and other treatment. Under a 2012 consent decree with the District of Columbia and the federal government, Washington Gas is also conducting a remedial investigation and feasibility study on an adjacent property owned by the District of Columbia. Additional remediation may be required at this property.
In addition, at another adjoining property known as the “Boat Club Property,” located to the east of the property owned by the District of Columbia, Washington Gas agreed to perform a site investigation and report the findings pursuant to oversight by the District of Columbia Department of Energy and Environment (DOEE). This property was subject to a July 12, 2019, Administrative Order from the DOEE. This Administrative Order has been withdrawn. A consent order is being negotiated.
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
At September 30, 2019 and December 31, 2018, Washington Gas reported a regulatory asset of $6.3 million and $5.8 million for the portion of environmental response costs that are expected to be recoverable in future rates.
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
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of operations in “Utility cost of gas.” Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended September 30, 2019 was a net loss of $1.2 million including an unrealized loss of $6.5 million. During the three months ended September 30, 2018, we recorded a net gain of $7.7 million including an unrealized gain of $3.3 million. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the nine months ended September 30, 2019 was a net gain of $8.3 million including an unrealized gain of $0.1 million and a $3.0 million loss related to the Antero Contract. During the nine months ended September 30, 2018, we recorded a net gain of $28.5 million including an unrealized gain of $11.8 million. Refer to Note 10-Commitments and Contingencies for further discussion of the Antero Contract.
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
Managing Interest-Rate Risk. Washington Gas may utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the related debt. As of September 30, 2019 and December 31, 2018, Washington Gas does not have any interest rate swaps in derivatives.
Operations
 The following table presents absolute notional amounts of our derivative instruments as of September 30, 2019 and December 31, 2018.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	Notional Amounts
	September 30, 2019	December 31, 2018
Natural Gas (In millions of therms)
Asset optimization & trading	11,951.0	13,051.0
Other risk-management activities	950.0	1,072.0

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

The following table presents the balance sheet classification for all derivative instruments as of September 30, 2019 and December 31, 2018.

Balance Sheet Classification of Derivative Instruments(b)
(in millions)	Gross Derivative Assets	Gross Derivative Liabilities	Total(a)
As of September 30, 2019
Current Assets—Derivatives	$3.0	$0.6	$3.6
Deferred Charges and Other Assets—Derivatives	8.5	—	8.5
Current Liabilities—Derivatives	0.1	(12.9)	(12.8)
Deferred Credits—Derivatives	—	(105.1)	(105.1)
Total	$11.6	$(117.4)	$(105.8)
As of December 31, 2018
Current Assets—Derivatives	$25.7	$(6.2)	$19.5
Deferred Charges and Other Assets—Derivatives	11.3	—	11.3
Current Liabilities—Derivatives	1.1	(21.4)	(20.3)
Deferred Credits—Derivatives	—	(116.8)	(116.8)
Total	$38.1	$(144.4)	$(106.3)
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
(b) Washington Gas did not have derivative instruments outstanding that were designated as hedging instruments at September 30, 2019 or December 31, 2018.
 The following table presents all gains and losses associated with derivative instruments for the three and nine months ended September 30, 2019 and 2018.

Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recorded to income
Utility cost of gas	(5.8)	2.0	(0.1)	0.5
Recorded to regulatory assets
Gas costs	(9.6)	3.7	4.8	(1.8)
Total	$(15.4)	$5.7	$4.7	$(1.3)

Collateral
Washington Gas utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parent company guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

derivatives and non-derivative positions. Under Washington Gas’ offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” in the condensed balance sheet. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” in the accompanying condensed balance sheet.
At September 30, 2019 and December 31, 2018, Washington Gas had $3.3 million and $7.4 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At September 30, 2019 and December 31, 2018, Washington Gas had $0.1 million and $0.2 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At September 30, 2019 and December 31, 2018, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2019 and December 31, 2018, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	September 30, 2019	December 31, 2018
Derivative liabilities with credit-risk-contingent features	$—	$1.1
Maximum potential collateral requirements	—	1.0
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At September 30, 2019, two counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $14.6 million.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Washington Gas did not have any Level 1 derivatives at September 30, 2019 or December 31, 2018.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At September 30, 2019 and December 31, 2018, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations.
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
Our Commodity and Market Risk (C&MR) Group determines the valuation policies and procedures. The C&MR Group reports to AltaGas’ Vice President of Commodity Risk. In accordance with Washington Gas valuation policy, we may utilize a variety of valuation methodologies to determine the fair value of Level 3 derivative contracts, including internally developed valuation inputs and pricing models. The prices used in our valuations are corroborated using multiple pricing sources, and we periodically conduct assessments to determine whether each valuation model is appropriate for its intended purpose. The C&MR Group also evaluates changes in fair value measurements on a daily basis.
At September 30, 2019 and December 31, 2018, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following table sets forth financial instruments recorded at fair value as of September 30, 2019 and December 31, 2018, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At September 30, 2019
Assets
Natural gas related derivatives	$—	$1.6	$10.0	$11.6
Total Assets	$—	$1.6	$10.0	$11.6
Liabilities
Natural gas related derivatives	$—	$(1.1)	$(116.3)	$(117.4)
Total Liabilities	$—	$(1.1)	$(116.3)	$(117.4)
At December 31, 2018
Assets
Natural gas related derivatives	$—	$9.8	$28.3	$38.1
Total Assets	$—	$9.8	$28.3	$38.1
Liabilities
Natural gas related derivatives	$—	$(9.5)	$(134.9)	$(144.4)
Total Liabilities	$—	$(9.5)	$(134.9)	$(144.4)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, as of September 30, 2019 and December 31, 2018.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value September 30, 2019	Valuation Techniques	Unobservable Inputs	Range

Natural gas related derivatives	($106.3)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.095) - $3.473

	Net Fair Value December 31, 2018
Natural gas related derivatives	($106.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.028)-$5.34
The following table presents a summary of the changes in the fair value of our derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three and nine months ended September 30, 2019 and 2018, respectively.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Total - Natural Gas Related Derivatives
Three Months Ended September 30, 2019
Balance at July 1, 2019	$(86.9)
Realized and unrealized gains (losses)
Recorded to income	(6.2)
Recorded to regulatory assets—gas costs	(10.1)
Transfers into Level 3	(2.9)
Transfers out of Level 3	2.9
Purchases	—
Sales	—
Settlements	(3.1)
Balance at September 30, 2019	$(106.3)
Three Months Ended September 30, 2018
Balance at July 1, 2018	$(103.6)
Realized and unrealized gains (losses)
Recorded to income	3.5
Recorded to regulatory assets—gas costs	5.6
Transfers into Level 3	(0.1)
Transfers out of Level 3	(0.1)
Purchases	—
Settlements	0.6
Balance at September 30, 2018	$(94.1)
Nine Months Ended September 30, 2019
Balance at January 1, 2019	$(106.6)
Realized and unrealized gains (losses)
Recorded to income	(1.4)
Recorded to regulatory assets—gas costs	4.3
Transfers into Level 3	(6.7)
Transfers out of Level 3	7.9
Purchases	—
Settlements	(3.8)
Balance at September 30, 2019	$(106.3)
Nine Months Ended September 30, 2018
Balance at January 1, 2018	$(125.4)
Realized and unrealized gains (losses)
Recorded to income	(0.7)
Recorded to regulatory assets—gas costs	(3.1)
Transfers into Level 3	(7.1)
Transfers out of Level 3	8.9
Settlements	33.3
Balance at September 30, 2018	$(94.1)
 Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation inputs and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 during the three and nine months ended September 30, 2019 and 2018 were due to valuations that experienced an increase in observable market inputs. Transfers into Level 3 during the three and nine months ended September 30, 2019 and 2018 were due to an increase in unobservable market inputs, primarily pricing points.
The table below sets forth the line items on the statements of operations to which amounts are recorded for the three and nine months ended September 30, 2019 and 2018, respectively, related to fair value measurements using significant Level 3 inputs.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Realized and Unrealized Gains (Losses) Recorded to Income for Level 3 Measurements
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Utility cost of gas	$(6.2)	$3.5	$(1.4)	$(0.7)
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the three and nine months ended September 30, 2019 and 2018, respectively.

Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recorded to income
Utility cost of gas	$(5.9)	$3.1	$1.6	$6.9
Recorded to regulatory assets—gas costs	(10.2)	4.8	7.9	7.7
Total	$(16.1)	$7.9	$9.5	$14.6
The following table presents the carrying amounts recorded at amortized cost and estimated fair values of our financial instruments at September 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments
	September 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$48.7	$48.7	$69.7	$69.7
Commercial paper (b)	$117.0	$117.0	$296.0	$296.0
Project financing (b)	$—	$—	$15.5	$15.5
Current maturities of long-term debt	$50.0	$50.0	$50.0	$50.0
Long-term debt(c)	$1,331.1	$1,501.5	$1,035.0	$1,096.3
(a) The balance as of September 30, 2019 includes $0.6 million money market funds located in “Cash and cash equivalents,” $4.2 million rabbi trust investment located in “Current Assets-Other,” and $43.9 million rabbi trust investments located in “Deferred Charges and Other Assets-Other” of the accompanying balance sheet; The balance as of December 31, 2018 includes $4.4 million money market funds located in “Cash and cash equivalents,” $20.2 million rabbi trust investment located in “Current Assets-Other” and $45.1 million rabbi trust investments located in “Deferred Charges and Other Assets-Other.” The amounts in cash and cash equivalent may be offset by outstanding checks.
(b) Balance is located in “Notes payable and project financing” in the accompanying balance sheet.
(c) Includes adjustments for current maturities and unamortized discounts, as applicable.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. The maturity of our commercial paper outstanding at both September 30, 2019 and December 31, 2018 is under 30 days. Due to the short term nature of these notes, the carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Due to the short term nature of current maturities of long-term debt, the carrying cost approximates fair value using Level 2 inputs, Washington Gas’ long-term debt is not actively traded. The fair value of long-term debt was estimated based on valuation techniques when observable market data is not available. Our long-term debt fair value measurement is classified as Level 3.

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
As of September 30, 2019, Washington Gas recorded a $15.9 million liability to “Payables to associated companies,” reflecting Washington Gas’ unpaid shared service cost payable to AltaGas, and a receivable of $3.4 million to “Receivables from associated companies” on the balance sheet related to the shared service costs allocated to WGL’s subsidiaries. The net expenses of $5.0 million and $12.5 million were included in “Operation and maintenance” on the statements of operations for the three and nine months ended September 30, 2019, respectively, reflecting the shared service cost allocated to Washington Gas.
As of December 31, 2018, Washington Gas recorded a receivable of $0.6 million to “Receivables from associated companies” on the balance sheet related to the shared service costs allocated to WGL’s subsidiaries. There was no payable balance related to the shared service cost payable to AltaGas as of December 31, 2018.
In addition, Washington Gas provides accounting, treasury, legal and other administrative and general support to WGL’s subsidiaries, and files consolidated tax returns that include affiliated taxable transactions. Effective upon the approvals by the SCC of Virginia and beginning in January 2019 and June 2019, respectively, Washington Gas also provides accounting, legal, tax and other administrative and general support to various AltaGas U.S. entities and AltaGas. Washington Gas bills affiliates to which it provides services in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheet. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.

Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas’ area-wide contract. Washington Gas recorded a contract asset in “Unbilled revenues” representing the government’s obligation and an account payable to WGL Energy Systems in “Payable to associated companies” for the construction work performed for the same amount. Refer to Note 5- Short Term Debt of the Notes to Condensed Financial Statements for further discussions of the project financing.
Related Party Transactions with Hampshire
Hampshire owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in “Operation and maintenance” in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the Federal Energy Regulatory Commission (FERC) and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. An ROU asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded expenses related to the cost of services provided by Hampshire in Washington Gas’ statements of operations of $1.5 million and $5.5 million for the three and nine months ended in September 30, 2019, and $1.9 million and $5.3 million for the three and nine months ended in September 30, 2018, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in “Receivables from associated companies” on Washington Gas’ balance sheet. Refer to Note 3- Leases for further discussion of ASC 842.
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

Gas Balancing Service Charges
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Gas balancing service charge	$2.9	$3.2	$14.9	$16.0
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded a $2.1 million payable to WGL Energy Services at September 30, 2019 and $0.7 million receivable from WGL Energy Services at December 31, 2018, related to an imbalance in gas volumes. The receivable and payable are recorded in “Account receivable” and “Account payable and other accrued liabilities” on Washington Gas’ balance sheet. Refer to Note 1- Accounting Policies of the Notes to Financial Statements on Form 10-KT for the three months ended December 31, 2018 for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and the PSC of DC, whereby it purchases receivables from participating energy marketers, including WGL Energy Services, at approved discount rates. Washington Gas implemented the POR program in the District of Columbia beginning in January 2019. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. At September 30, 2019 and December 31, 2018, Washington Gas had balances of $3.5 million and $6.4 million, respectively, of purchased receivables from WGL Energy Services.
Refer to Note 8-Income Taxes of the Notes to Condensed Financial Statements for discussion of related party income taxes.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) by component for three and nine months ended September 30, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning Balance	$(6,141)	$(3,959)	$(6,627)	$(4,330)
Amortization of prior service cost (a)(b)	(163)	145	(486)	(401)
Amortization of actuarial gain (loss)(a)(b)	392	112	1,198	1,172
Actuarial gain (loss) arising during the period (a)	—	4,625	1,250	4,625
Current-period other comprehensive income (loss)	229	4,882	1,962	5,396
Income tax expense (benefit) related to pension and other post-retirement benefit plans	(713)	2,753	534	2,896
Ending Balance	$(5,199)	$(1,830)	$(5,199)	$(1,830)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 9—Pension and other post-retirement benefit plans for additional details.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

(b) Amortization of prior service cost and amortization of actuarial gain (loss) represent the amounts reclassified out of AOCI to “Other income (expense)” of Statements of Operations for the reporting periods.

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

	Nine Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2019	2018
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	$174,986	$159,066
Receivables from associated companies	(3,981)	24,783
Gas costs and other regulatory assets/liabilities—net	(8,253)	(10,509)
Storage gas	11,479	(16,419)
Prepaid taxes	(3,791)	14,167
Accounts payable and other accrued liabilities	(109,287)	15,722
Payables to associated companies	10,383	(86,049)
Customer deposits and advance payments	(11,511)	28,947
Accrued taxes	6,830	(19,527)
Other current assets	5,077	(4,701)
Other current liabilities	(240)	278
Deferred gas costs—net	49,379	17,717
Deferred assets—other	11,807	11,754
Deferred liabilities—other	(26,879)	(22,038)
Pension and other post-retirement benefits	(11,427)	(14,079)
Other—net	—	(798)
Changes in operating assets and liabilities	$94,572	$98,314
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$5,253	$(2,025)
Interest paid	$54,238	$54,059
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(15,460)	$(28,312)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$39,976	$53,367
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheet that sums to the total of such amounts shown on the statements of cash flows.

(in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$1	$1
Restricted cash included in Current Assets-Other	$4,225	$20,207
Restricted cash included in Deferred Charges and Other Assets-Other	$43,945	$44,775
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$48,171	$64,983
Restricted cash included in “Current assets—Other” and “Deferred charges and other assets—Other” on the balance sheet represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The rabbi trusts were funded pursuant to the agreement of merger with AltaGas. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds were invested in money market funds at September 30, 2019 and September 30, 2018. Refer to Note 9-Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

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
Management’s Discussion and Analysis is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the Company’s financial statements and the Notes to Condensed Financial Statements in this quarterly report as well as Washington Gas’ Form 10-KT for the period ending December 31, 2018. Our operations are seasonal and, accordingly, our operating results for the periods presented are not indicative of the results to be expected for the full year.
Washington Gas has one operating segment that engages in the delivery and sale of natural gas, whose operations are regulated by regulatory commissions in the District of Columbia, Maryland and Virginia.
RESULTS OF OPERATIONS—Three Months Ended September 30, 2019 vs. September 30, 2018
Summary Results

A net loss of $65.8 million was reported for the three months ended September 30, 2019 compared to a net loss of $181.2 million for the same period ended September 30, 2018. The increase of $115.4 million was mainly due higher expenses related to Merger commitments and related expenses recorded in the prior period, offset by lower net revenues associated with the impact of rate cases, including revised amortizations of excess deferred taxes.
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
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than net income.
The following table reconciles EBITDA to net income for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(In millions)	2019	2018	Increase/(Decrease)
Net income (loss)	$(65.8)	$(181.2)	$115.4
Interest expense	15.6	14.4	1.2
Income tax expense (benefit)	(19.3)	(69.1)	49.8
Depreciation and amortization	34.4	33.9	0.5
EBITDA	$(35.1)	$(202.0)	$166.9

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The higher EBITDA for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 reflects higher expenses related to Merger commitments and related expenses recorded in the prior period, offset by lower net revenues associated with the impact of rate cases and lower unrealized mark-to-market valuations.
Summary Financial Results
The following table summarizes the Company’s financial data for the three months ended September 30, 2019 and three months ended September 30, 2018, reconciling operating revenues to EBITDA for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(In millions)	2019	2018	Increase/(Decrease)
Net revenues
Operating revenues	$122.3	$139.0	$(16.7)
Less: Cost of gas	$33.4	20.9	12.5
Revenue taxes	11.6	11.7	(0.1)
Total net revenues	77.3	106.4	(29.1)
Operation and maintenance	101.2	282.8	(181.6)
General taxes and other assessments	14.7	15.2	(0.5)
Other income (expense)	3.5	(10.4)	13.9
EBITDA	$(35.1)	$(202.0)	$166.9

Net Revenues
We also utilize net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability. The cost of the natural gas commodity (as adjusted for Asset Optimization sharing) and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating revenues. Additionally, net revenues may not be comparable to similarly titled measures of other companies. The table above reconciles net revenues to operating revenues for the three months ended September 30, 2019 and 2018 as part of the reconciliation of operating revenues to EBITDA.
The following table provides the key factors contributing to the change in the net revenues between three months ended September 30, 2019 and 2018.

Composition of Changes in Net Revenues
(In millions)	Increase/(Decrease)
Accelerated replacement programs	$3.1
Impact of rate cases
Tax Act refund adjustment	(13.3)
Reserve for rate refund	(7.0)
Other impact of rate cases	(3.6)
Asset optimization:
Realized margins	0.8
Unrealized mark-to-market valuations	(9.8)
Other	0.7
Total	$(29.1)

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Accelerated replacement programs — Approved accelerated replacement programs are in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Impact of rate cases — The decrease in net revenues primarily reflects the impact of the HE’s report regarding the Company’s pending Virginia rate case. The report recommends a shorter amortization period of both excess deferred taxes and revenues collected based on the previous federal tax rate. The report also recommends no increase to base rates, and accordingly net revenues reflect a higher reserve recorded against new base rates put in effect January 1, 2019. Refer to “Rates and Regulatory Matters” for further discussion of these matters.
Asset optimization — We recorded a net loss of $1.3 million including an unrealized loss of $6.5 million associated with our energy-related derivatives for the quarter ended September 30, 2019, compared to a net gain of $7.7 million including an unrealized gain of $3.3 million for the quarter ended September 30, 2018. When these derivatives settle, any unrealized amounts will ultimately reverse and Washington Gas expects to realize margins in combination with related transactions that these derivatives economically hedge. The large swings in the valuations are partially due to movements in unobservable inputs used in the valuation of long-dated forward contracts. We believe that these values are not reflective of our ultimate cash flows as these purchases are utilized in the optimization of our long-term natural gas transportation and storage capacity resources, the value of which is not reflected at fair value. Refer to the section entitled “Market Risk—Price Risk” for further discussion of our asset optimization program.
Operation and Maintenance Expenses
The following table provides the key factors contributing to the changes in operation and maintenance expenses between reporting periods.

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/(Decrease)
Merger commitments and related expenses	$(190.4)
Employee labor costs	5.5
Other	3.3
Total	$(181.6)
Merger commitments and related expenses— During the three months ended September 30, 2018, we recorded costs for accrued bill credits to customers, an accrual for our commitment of community support, employee benefits related severance, retention and acceleration of incentive plans, and an impairment that was booked as part of the Merger with AltaGas. See Note 20 - Merger with AltaGas, Ltd. to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2018 for further information on these expenses.
Employee labor costs — The quarter-over-quarter variance is primarily due to an increase in employees and higher salaries.
Other income (expense)
The increase in other income (expense) between periods reflects increased costs in the prior year due to the commitment for charitable contributions.
Income Taxes
The following table shows Washington Gas’ income tax expense and effective income tax rate for the three months ended September 30, 2019 and 2018.

Income Taxes
	Three Months Ended September 30,		Increase/
(In millions)	2019	2018	(Decrease)
Income (loss) before income taxes	(85.1)	(250.3)	$165.2
Income tax expense (benefit)	(19.3)	(69.1)	49.8
Effective income tax rate	22.7%	27.6%	(4.9)

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

We use an estimated annual effective income tax rate for purposes of determining the income tax provision during interim reporting periods. Therefore, the effective income tax rate for the quarter may include forecasted information that is expected to occur later in the year. The current period effective income tax rate reflects the impact of the HE’s report regarding the Company’s pending Virginia rate case
. Refer to “Rates and Regulatory Matters” for further discussion of these matters.
RESULTS OF OPERATIONS—Nine Months Ended September 30, 2019 vs. September 30, 2018
Summary Results

Net income was $26.6 million for the nine months ended September 30, 2019 compared to net loss of $84.6 million for the same period ended September 30, 2018. The increase of $111.2 million was mainly due to higher expenses related to Merger commitments and related expenses recorded in the prior year.
The following table reconciles EBITDA to net income for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(In millions)	2019	2018	Increase/(Decrease)
Net income (loss)	$26.6	$(84.6)	$111.2
Interest expense	45.1	43.5	1.6
Income tax expense (benefit)	5.0	(50.7)	55.7
Depreciation and amortization	106.6	101.4	5.2
EBITDA	$183.3	$9.6	$173.7

The higher EBITDA for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily reflects higher expenses related to Merger commitments and related expenses recorded in the prior period, offset by lower net revenues due to lower realized margins and lower unrealized mark-to-market gains associated with our asset optimization program.
Summary Financial Results
The following table summarizes the Company’s financial data for the nine months ended September 30, 2019 and nine months ended September 30, 2018, reconciling operating revenues to EBITDA for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(In millions)	2019	2018	Increase/(Decrease)
Net revenues
Operating revenues	$914.4	$870.6	$43.8
Less: Cost of gas	331.3	282.3	49.0
Revenue taxes	57.7	58.6	(0.9)
Total net revenues	525.4	529.7	(4.3)
Operation and maintenance	300.4	461.8	(161.4)
General taxes and other assessments	49.0	49.7	(0.7)
Other income (expenses)	7.3	(8.6)	15.9
EBITDA	$183.3	$9.6	$173.7

Net Revenues
The table above reconciles net revenues to operating revenues for the nine months ended September 30, 2019 and 2018 as part of the reconciliation of operating revenues to EBITDA.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table provides the key factors contributing to the change in the net revenues between the nine months ended September 30, 2019 and 2018.

Composition of Changes in Net Revenues
(In millions)	Increase/(Decrease)
Accelerated replacement programs	$6.4
Customer growth	4.9
Interruptible revenue (net of sharing)	2.3
Asset optimization:
Realized margins	(5.5)
Unrealized mark-to-market valuations	(11.7)
Loss related to Antero Contract	(3.0)
Impact of rate cases
Net Tax Act refund adjustment	(9.5)
Maryland rate case	6.8
Other impact of rate cases	0.7
Other	4.3
Total	$(4.3)
Accelerated replacement programs — Approved accelerated replacement programs are in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Customer growth — Average active customer meters increased by approximately 13,000 at the nine months ended September 30, 2019, over the number of average active customer meters at the end of the same period of 2018. Washington Gas added 8,290 and 8,759 new customers in the nine months ended September 30, 2019 and 2018, respectively, supported by additional capital and rate base. Adding new customers directly drives earnings growth through additional distribution revenues.

Interruptible revenue (net of sharing) — The increase in Interruptible revenue, net of sharing, is due to higher rates in Maryland and lower margin sharing in District of Columbia.
Asset optimization — We recorded a net gain of $8.3 million including an unrealized gain of $0.1 million associated with our energy-related derivatives for the nine months ended September 30, 2019, compared to a net gain of $28.5 million including an unrealized gain of $11.8 million for the nine months ended September 30, 2018.
Loss related to Antero Contract under Asset optimization— We recorded the net pre-tax loss of $3.0 million in “Utility cost of gas” on the statements of operations for the nine months ended September 30, 2019 due to the litigation related to the Antero Contract. Refer to Note 10 - Commitments and Contingency for further discussion.
Impact of rate cases — The decrease in net revenues primarily reflects the impact of the HE’s report regarding the Company’s pending Virginia rate case. The report recommends a shorter amortization period of both excess deferred taxes and revenues collected based on the previous federal tax rate, as well as no incremental base revenues. Partially offsetting these adjustments are new base rates in Maryland, effective December 2018. Refer to “Rates and Regulatory Matters” for further discussion of these matters.
Operation and Maintenance Expenses
The following table provides the key factors contributing to the changes in operation and maintenance expenses between reporting periods.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Composition of Changes in Operation and Maintenance Expenses
(In millions)	Increase/(Decrease)
Merger commitments and related expenses	$(185.6)
Employee labor costs	12.1
Corporate allocated services	8.5
System safety and integrity	6.4
Other	(2.8)
Total	$(161.4)
Merger commitments and related expenses— During the nine months ended September 30, 2018, we recorded costs for accrued bill credits to customers, an accrual for our commitment of community support, employee benefits related severance, retention and acceleration of incentive plans, and an impairment that was booked as part of the Merger with AltaGas.
Employee labor costs — The year-over-year variance is primarily due to an increase in employees and higher salaries.
Corporate allocated services— The increase in the current year over the prior year period is due to corporate shared services provided by AltaGas after the Merger close in July 2018. Over time, such costs are expected to be offset by reductions in other functional areas.
System safety and integrity — The increase in expense for the nine months ended September 30, 2019 over the same period of 2018 reflects increased safety and reliability activities including leak repair and mitigation.
Other income (expense)
The increase in other income (expenses) between periods reflects the commitment for charitable contributions in the prior year.
Depreciation and Amortization
The increase in depreciation and amortization between periods represents higher depreciation expense on capital additions.
Income Taxes
The following table shows Washington Gas’ income tax expense and effective income tax rate for the nine months ended September 30, 2019 and 2018.

Income Taxes
	Nine Months Ended September 30,		Increase/
(In millions)	2019	2018	(Decrease)
Income (loss) before income taxes	31.6	(135.3)	$166.9
Income tax expense (benefit)	5.0	(50.7)	55.7
Effective income tax rate	15.8%	37.5%	(21.7)
We use an estimated annual effective income tax rate for purposes of determining the income tax provision during interim reporting periods. Therefore, the effective income tax rate for the nine months ended September 30, 2019 may include forecasted information that is expected to occur later in the year. The current period effective income tax rate reflects the impact of the HE’s report regarding the Company’s pending Virginia rate case. Refer to “Rates and Regulatory Matters” for further discussion of these matters.

Key Operating Statistics
Key gas delivery, weather and meter statistics are shown in the table below for the three and nine months ended September 30, 2019 and 2018.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Gas Deliveries, Weather and Meter Statistics
	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2019	2018	(Decrease)	2019	2018	(Decrease)
Gas Sales and Deliveries (millions of therms)
Firm	114.1	113.6	0.5	954.9	992.0	(37.1)
Interruptible	40.8	46.3	(5.5)	189.3	178.3	11.0
Electric generation	21.0	40.2	(19.2)	47.1	148.5	(101.4)
Other	12.7	13.8	(1.1)	27.6	30.3	(2.7)
Total deliveries	188.6	213.9	(25.3)	1,218.9	1,349.1	(130.2)
Degree Days
Actual	—	1	(1)	2,205	2,422	(217)
Normal	16	17	(1)	2,463	2,525	(62)
Percent colder (warmer) than normal	(100.0)%	(94.1)%	n/a	(10.5)%	(4.1)%	n/a
Average active customer meters	1,190,000	1,177,000	13,000	1,189,000	1,176,000	13,000
Ending active customer meters	1,188,909	1,177,977	10,932	1,188,909	1,177,977	10,932
New customer meters added	3,000	2,852	148	8,290	8,759	(469)
Gas Service to Firm Customers
The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are established based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include RNA and WNA/CRA mechanisms, respectively, that are designed to, among other things, eliminate the effects of weather variations on net revenues. (refer to the section entitled “Weather Risk” for a further discussion of these mechanisms and other weather-related instruments included in our weather protection strategy).
Gas Service to Interruptible Customers
Washington Gas may curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Per approved tariffs, Washington Gas has sharing mechanisms in all three jurisdictions where it shares a portion of interruptible margins with firm customers.
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
LIQUIDITY AND CAPITAL RESOURCES
General Factors Affecting Liquidity
Washington Gas generally meets its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper and long-term debt, and equity infusions from its parent holding companies, routed through Wrangler. Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund capital expenditures and retire long-term debt.
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
On September 13, 2019, Washington Gas issued an aggregate principal amount of $300 million and 3.65% fixed interest rate, medium-term notes that are due in September 2049. The proceeds from these notes will be used for general corporate purposes, including the retirement of short-term debt and $50 million long-term debt due in November 2019, capital expenditures, acquisition of property and working capital needs.
As of September 30, 2019, total consolidated capitalization, including current maturities of long-term debt and notes payable and project financing, comprised 50.2% common equity, 0.9% preferred stock and 48.9% long and short-term debt. This capitalization ratio varies during the year primarily due to the seasonal nature of Washington Gas’ business. See discussion regarding seasonal impacts on working capital in Short-Term Cash Requirements and Related Financing below.
Our plans provide for sufficient liquidity to satisfy our financial obligations. Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At September 30, 2019, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. At September 30, 2019 and December 31, 2018, Washington Gas had balances in gas storage of $92.5 million and $103.9 million, respectively. Washington Gas collects the cost of gas under cost recovery mechanisms approved by its regulators. Additionally, Washington Gas may be required to post cash collateral for certain purchases. Washington Gas is also subject to the collateral requirements of its counterparties. At September 30, 2019, Washington Gas was not required to post any cash collateral to counterparties.
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
Variations in the timing of customer collections under Washington Gas’ gas cost recovery mechanisms can significantly affect its short-term cash requirements. At September 30, 2019 and December 31, 2018, Washington Gas had $5.0 million and $2.2 million in net under-collections from customers, respectively, reflected in current assets as gas costs due from customers. Amounts under-collected or over-collected from customers during the current gas cost recovery cycle are deferred as a regulatory asset or liability on the balance sheet until September 1 of each year, at which time the accumulated amount is transferred to gas costs due from/to customers as appropriate. At September 30, 2019 and December 31, 2018, Washington Gas had a net regulatory asset of $12.4 million and $26.4 million, respectively, related to under-collections from customers related to each current gas recovery cycle.
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position.
On July 19, 2019, Washington Gas entered into an amended and restated senior unsecured revolving credit facility with a term of five years, plus two one-year extension options, available with the bank group’s approval. The Credit Facility amended and restated Washington Gas’ prior $350 million credit facility and permits Washington Gas to borrow up to $450 million with an option to increase the facility by an additional $100 million, with the bank group’s approval, for a total potential maximum borrowing of $550 million. The interest rate of loans made under the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. Bank credit balance

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

s available to Washington Gas under the existing credit facility, net of commercial paper balances were $333.0 million and $54.0 million, at September 30, 2019 and December 31, 2018, respectively.
To manage credit risk, Washington Gas may require certain customers and suppliers to provide deposits, including collateral from wholesale counterparties. At September 30, 2019 and December 31, 2018, the total of these deposits and collateral reported as current liabilities in “Customer deposits and advance payments” were $42.9 million and $54.4 million, respectively. The majority of these balances are customer deposits and customer credit balances. Deposits from customers may be refunded at various times throughout the year based on customer payment habits. At the same time, other customers make new deposits that cause the balance of customer deposits to remain relatively steady. There are no restrictions on Washington Gas’ use of these customer deposits. Washington Gas pays interest to its customers on these deposits in accordance with the requirements of its regulatory commissions. In addition, customers may have credit balances due to budget credits, over payments and Company provided credits. Budget credits, which is the most frequent type of credit, occurs only for customers on the budget bill program and happens normally in the warmer months when customers’ actual bill is less than the budget bill amount. Refer to the section entitled “Credit Risk” for further discussion of our management of credit risk.
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
As of September 30, 2019, Washington Gas had no energy management services projects that were financed through Washington Gas and not yet complete. As of December 31, 2018, Washington Gas had $69.7 million in “Unbilled revenues” on the condensed balance sheet and $15.5 million in “Notes payable and project financing,” for energy management services projects that were financed through Washington Gas and not yet complete.
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
Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas’ revolving credit agreements, term loan facility and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). As of September 30, 2019, Washington Gas’ ratio of consolidated financial indebtedness to consolidated total capitalization was 49%. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions. At September 30, 2019, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
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
Historical Cash Flows
The following table summarizes Washington Gas’ net cash from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,		Increase / (Decrease)
(In millions)	2019	2018	2019 vs. 2018
Cash from:
Operating activities	$254.1	$150.8	$103.3
Financing activities	$41.5	$221.9	$(180.4)
Investing activities	$(318.9)	$(314.3)	$(4.6)
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
Net cash flows provided by operating activities for nine months ended September 30, 2019 was $254.1 million compared to net cash provided by operating activities of $150.8 million for the nine months ended September 30, 2018. The increase in cash flows provided by operating activities was primarily driven by cash payment of merger commitments and related expenses in the prior period.
Cash Flows From Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2019 totaled $41.5 million compared to $221.9 million for the nine months ended September 30, 2018 mainly due to increased payments of short-term debts.
In September 2019, Washington Gas issued $300 million medium-term note to fund its general corporate needs. For the nine months ended September 30, 2018, Washington Gas received $303 million capital infusion from its parent company.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cash Flows From Investing Activities
Net cash flows used in investing activities totaled $318.9 million and $314.3 million for nine months ended September 30, 2019 and 2018, respectively, which primarily consists of utility capital expenditures made by Washington Gas.
Capital Investments
New Business
The Company’s utility service areas have a population estimated at 5.9 million and include approximately 2.2 million households and commercial structures. Washington Gas actively markets and adds new customers through both capital expenditures and different rate mechanisms aimed at bringing the benefits of natural gas, including lower energy bills and reduced carbon emissions to more residents in its territories. Washington Gas added 8,290 and 8,759 new customers in the nine months ended September 30, 2019 and 2018, respectively, supported by additional capital and rate base. Adding new customers directly drives earnings growth through additional distribution revenues.
Replacements, Regulatory Plans - Accelerated Pipe Replacement Plans
Accelerated pipe replacement programs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of its pipeline system. Each regulatory commission with jurisdiction over Washington Gas’ retail rates has approved accelerated replacement programs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments. Capital Expenditures excluding cost of removal for the accelerated pipe replacement programs during the nine months ended September 30, 2019 and 2018 was $119.6 million and $92.2 million respectively. Refer to Rates and Regulatory Matters for a further discussion on rate case decisions during the periods.
District of Columbia Jurisdiction.  In 2013, Washington Gas filed a Revised Accelerated Pipe Replacement Plan (PROJECTpipes) in which Washington Gas proposed to replace bare and/or unprotected steel services, bare and targeted unprotected steel main, and cast iron main in its distribution system in the District of Columbia. On January 29, 2015, the PSC of DC issued an order approving the settlement agreement and approving recovery through the surcharge of total project costs up to $110 million through September 30, 2019. On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of a Project Pipes 2 (PIPES 2 Plan) for the period of October 1, 2019 through December 31, 2024.  As of September 5, 2019, the PSC of DC had not made final ruling on PIPES 2 Plan, and issued an order extending PROJECT pipes an additional six months through March 31, 2020, in an amount not to exceed $12.5 million and directed the parties to schedule a settlement conference within 15 days of the order. The parties have until December 13, 2019 to submit a settlement conference report.
Maryland Jurisdiction. In 2014, pursuant to the STRIDE law in Maryland, the PSC of MD approved Washington Gas’ initial STRIDE Plan to recover the reasonable and prudent costs associated with qualifying infrastructure replacements through monthly surcharges. In 2015, the PSC of MD approved one additional program applicable to gas distribution and transmission system replacements and three of the four requested additional programs applicable to gas transmission system replacements at an incremental cost of $218.5 million, including cost of removal, in eligible infrastructure replacements over the remaining four years of the initial STRIDE Plan. In December 2018, the Commission approved a 5-year extension of the Company’s STRIDE Plan. Washington Gas is authorized, under the extension, to invest $350.5 million, including cost of removal over the five-year calendar period through 2023. Minor adjustments were made to the STRIDE Plan in the second quarter of 2019.
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

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Refer to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of “Management’s Discussion and Analysis” and Note 12- Commitments and Contingencies to the Financial Statements in Form 10-KT for the Transition Period from October 1, 2018 to December 31, 2018 for contractual obligations.
Refer to Note 6- Long-term Debt of the Notes to Condensed Financial Statements for long term debt issued during the current period.
There were no other significant changes to contractual obligations that are out of the normal course of business during the nine months ended September 30, 2019.
Merger Commitments
In connection with the Merger, Washington Gas and AltaGas have made commitments related to the terms of the PSC of DC settlement agreement and the conditions of approval from the PSC of MD and the SCC of VA. Among other things, these commitments include rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. The cumulative amount expensed related to the Merger commitments as of September 30, 2019 was $136.6 million, of which $118.7 million has been paid, including $1.1 million and $7.6 million paid in the three months and nine months ended September 30, 2019, respectively. In March 2019, the PSC of MD directed that the $3.9 million Most Favored Nation adjustment, originally recorded as a commitment expense, should be used to offset future rates under Washington Gas’ natural gas expansion program in Maryland. As a result, Washington Gas reversed the commitment expense during the three months ended March 31, 2019. In addition, there are certain additional regulatory commitments that will be recorded when the costs are incurred in the future, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10 year period to further extend natural gas service; and spending $7.5 million for leak mitigation within 3 years after the Merger close.
Refer to the Note 18- Merger with AltaGas Ltd. of the Notes to Financial Statements of Washington Gas’ Form 10-KT for a detailed discussion of Merger related commitments.
Financial Guarantees
At September 30, 2019 and December 31, 2018, there were no guarantees to external parties.
Antero Contract
In June 2019, a jury trial was held in the County Court for Denver, Colorado to consider a contractual dispute relating to gas pricing between Washington Gas and WGL Midstream (together, the Companies) and Antero Resources Corporation (Antero). Following the trial, the jury returned a verdict in favor of Antero for $95.9 million, of which, $11.2 million was against Washington Gas, and $84.7 million against WGL Midstream. Following the official entry of the judgment, the Company filed an appeal on August 16, 2019.
For financial statement impact from Antero Contract, Refer to Note 10- Commitments and Contingencies of the Notes to Condensed Financial Statements.
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
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of September 30, 2019.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$25.3	$—	$25.3	1	$13.4
Non-Investment Grade	—	—	—	—	—
No External Ratings	7.4	4.0	3.4	1	1.3
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the energy-related derivatives during the nine months ended September 30, 2019.

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2019	$(106.3)
Net fair value of contracts entered into during the period	(0.6)
Other changes in net fair value	5.3
Realized net settlement of derivatives	(4.2)
Net assets (liabilities) at September 30, 2019	$(105.8)

Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2019	$(106.3)
Recorded to income	(0.1)
Recorded to regulatory assets/liabilities	4.8
Realized net settlement of derivatives	(4.2)
Net assets (liabilities) at September 30, 2019	$(105.8)

The maturity dates in calendar years of our net assets (liabilities) associated with the energy-related derivatives recorded at fair value at September 30, 2019, is summarized in the following table based on the level of the fair value calculation under ASC Topic 820.

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	0.3	0.2	—	—	—	—	0.5
Level 3 — Significant unobservable inputs	0.2	(8.9)	0.5	(1.6)	(1.5)	(95.0)	(106.3)
Total net assets (liabilities) associated with our energy-related derivatives	$0.5	$(8.7)	$0.5	$(1.6)	$(1.5)	$(95.0)	$(105.8)
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
Washington Gas does not have a weather related instrument or billing adjustment mechanism in the District of Columbia and as a result, its revenues are volume driven and current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern.
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
Short-Term Debt. At September 30, 2019 and December 31, 2018, Washington Gas had outstanding notes payable, including commercial paper and project financing of $117.0 million, and $311.5 million, respectively. The carrying amount of our short-term debt approximates fair value. A change of 100 basis points in the underlying average interest rate for our commercial paper would have caused a change in interest expense of approximately $2.2 million.
Long-Term Debt. At September 30, 2019 and December 31, 2018, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,331.1 million and $1,035.0 million, respectively, excluding current maturities. As of September 30, 2019, the fair value of Washington Gas’ fixed-rate debt was $1,501.5 million. Our sensitivity analysis indicates that fair value would increase by approximately $77.4 million or decrease by approximately $71.8 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
A total of $1,202.5 million, or approximately 89.3% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities, have make-whole call options which would require us to pay a premium over the face amount if we were to exercise them.
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
For a more detailed discussion of the matters below, refer to Washington Gas’ Form 10-KT for the three months ended December 31, 2018.
District of Columbia Jurisdiction
Project Pipes 2 Plan - On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of the PIPES 2 Plan extension plan for the period of October 1, 2019 through December 31, 2024.  The PIPES 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding new features to enhance the safety of Washington Gas’s system, with an estimated total cost of $305.3 million. On March 22, 2019, comments were filed by OPC, the Apartment and Office Building Association of Metropolitan Washington, the District Department of Energy and Environment, and DC Climate Action. Washington Gas and OPC filed reply comments on April 8, 2019. On September 5, 2019, the PSC of DC issued an order extending PROJECT pipes an additional six months through March 31, 2020, in an amount not to exceed $12.5 million. On September 13, 2019, Washington Gas submitted a revised year 5 final annual project list. Reply comments were due by October 15, 2019.
Maryland Jurisdiction
Maryland Rate Case 2019. On April 22, 2019, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $30.8 million in additional annual revenue. The revenue increase represents an increase in base rates of $35.9 million, of which approximately $5.0 million relates to costs being collected through the monthly STRIDE surcharges for system upgrades. The filing also requested an increase to the Company’s return on equity from 9.7% to 10.4%. The Company also is proposing a Safety Response Tracker to reconcile leak management expenses above or below the test year l

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

evel on an annual basis outside of a base rate case. On August 30, 2019 Washington Gas, the Staff of the PSC of MD, the Maryland Office of People’s Counsel and the Apartment & Office Building Association of Metropolitan Washington submitted a Stipulation and Settlement designed to generate an additional $27.0 million in base rates. The Stipulation stated an overall rate of return of 7.42%, established a return on equity of 9.70%, and stated a common equity ratio of 53.5% for the Company’s hypothetical capital structure. The Stipulation and Settlement did not adopt the proposed Safety Response Tracker. On October 15, 2019 the PSC of MD issued Final Order No. 89303 which accepted the Stipulation and Settlement without change. Pursuant to Order No. 89303 Washington Gas’s revised base rates went into effect for service rendered on or after October 15, 2019.
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

Maryland Show-Cause Order. On September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. On September 16, 2019, the PSC of MD granted the Company a 14-day extension to file its Response to the Show-Cause Order. On October 18, 2019, the Company filed its Response to the Show-Cause Order, (i) providing a detailed response to the NTSB’s probable cause findings and (ii) providing evidence regarding the status of a 2003 mercury regulator replacement program and why the Commission should not impose a civil penalty on the Company. The PSC of MD has not adopted a procedural schedule with respect to this matter but has indicated that it will schedule one public hearing near the apartment complex at Arliss Street. Given the early stage of the Show-Cause proceeding, the outcome is not yet determinable and management is unable to predict the likelihood of a civil penalty, or make an estimate of any potential civil penalty or range of potential civil penalty.

Virginia Jurisdiction
Application for the SAVE Act Plan Rider. On September 3, 2019, Washington Gas filed with the SCC of VA an application for approval of the SAVE Plan Rider for Calendar Year 2020 of its annual adjustment of its Commission-approved SAVE Act under which the Company's 2020 SAVE Plan Rider is reconciled and adjusted. Washington Gas proposes to invest approximately $132 million over calendar year 2020 to continue work on previously approved distribution and transmission system accelerated replacement programs.
Public comments are due by October 31, 2019. A decision is expected by the end of the year.
Service Agreement with AltaGas Entities. On April 1, 2019, Washington Gas filed an application with the SCC of VA, requesting approval of a revised service agreement between WGL and SEMCO Energy, Inc. (“SEMCO”), a U.S. affiliate of AltaGas and a new affiliate service agreement between WGL and AltaGas. In addition, WGL requested interim authority to provide specific services to SEMCO and AltaGas, pending Commission review of the application. On June 27, 2019 the SCC of VA issued a final order approving the revised service agreement and the new affiliate agreement (“service agreements”). The service agreements are limited to five years from the date of the order. Additionally, the service agreements are subject to certain administrative requirements which Washington Gas did not oppose. On September 25, 2019 as directed by the SCC of VA, Washington Gas submitted signed and executed copies of the agreements between SEMCO and AltaGas.
Virginia Rate Case - 2018. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporated the effects of The Tax Act. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On April 12, 2019, Washington Gas filed rebuttal testimony and revised its original return on equity down from 10.6% to 10.3% and its overall rate of return down from 7.94% to 7.81%. Evidentiary hearings were held on April 30 and May 1, 2019. Post hearing briefs were filed on July 3, 2019. On September 16, 2019, the HE issued a report to the SCC of VA which recommended among other things: (i) no increase in base rate revenue; (ii) a return on equity of 9.2% compared to the current authorized return on equity rate of 9.5%; (iii) unprotected plant-related and non-plant-related excess deferred income tax should be amortized as a reduction in rates over 5 years compared to amortizing using Average Rate Assumption Method (ARAM) and over 15 years, respectively; (iv) refund $5.6 million to customers for tax savings related to the October 2017 to December 2017 period as part of the Tax Act savings owed to customer, and (v) write off $7.1 million re

Washington Gas Light Company
Part II
Item 2-Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

gulatory asset related to flowthrough income taxes that the company had recovered previously flowed through depreciation income tax deductions via the SAVE rider. For the nine months ended September 30, 2019, Washington Gas made the following pre-tax adjustments based on the HE’s recommendations: (i) reduced “Operating revenues-Utility” by $7.6 million to accrue additional amounts of liability subject to refund; (ii) reduced “Operating revenues-Utility” by $13.3 million associated with the revised amortization of the Tax Act liability; and (iii) wrote off $2.0 million in “Regulatory Assets - Other” and charged to “Operation and maintenance” expense. Additionally, the Company reduced income tax expense by $11.8 million related to the amortization of excess deferred income tax, and recorded $5.5 million after-tax impairment of a tax regulatory asset related to flowthrough income taxes. Reply comments on the HE’s report were filed by Washington Gas on October 21, 2019.
Washington Gas filed reply comments challenging eleven recommendations contained in the HE’s report, including some of the items highlighted above, where the bases for the findings either disregard or are contrary to the substantial evidentiary record.

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
For a description of these critical accounting policies, refer to Management’s Discussion and Analysis within our Form 10-KT. There were no new critical accounting policies or changes to our critical accounting policies during the three month period ended September 30, 2019.

Washington Gas Light Company
Part I-Financial Information

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following issues related to our market risks are included under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference into this discussion.

•	Price Risk

•	Weather Risk

•	Interest-Rate Risk
ITEM 4. CONTROLS AND PROCEDURES
Senior management, including the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2019. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

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
In connection with the incident, a total of 37 civil actions related to the incident have been filed and are pending against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All cases have been consolidated for discovery purposes. All of these suits seek unspecified damages for personal injury and/or property damage. A trial date for eight bellwether civil actions has been scheduled for December 2, 2019. In addition, two suits were recently filed related to the incident, one each in the Superior Court for the District of Columbia and one in the Circuit Court of Montgomery County, Maryland.
At this stage of the litigation, the outcome is not yet determinable and management is unable to make an estimate of any potential loss or range of potential losses that are reasonably possible of occurring. As a result, management has only recorded a reserve for a few of the actions for which a settlement offer was made. Washington Gas maintains excess liability insurance coverage from highly-rated insurers, subject to a nominal self-insured retention. Washington Gas believes that this coverage will be sufficient to cover any significant liability that may result from this incident.
In connection with the incident, on September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program and, if the program was not completed, to show cause why the PSC of MD should not impose a civil penalty on the Company.
On September 16, 2019, the PSC of MD granted the Company a 14-day extension to file its Response to the Show-Cause Order.
On October 18, 2019, the Company filed its Response to the Show-Cause Order, (i) providing a detailed response to the NTSB’s probable cause findings and (ii) providing evidence regarding the status of a 2003 mercury regulator replacement program and why the PSC of MD should not impose a civil penalty on the Company.
The PSC of MD has not adopted a procedural schedule with respect to this matter but has indicated that it will schedule one public hearing near the apartment complex at Arliss Street.
Given the early stage of the Show-Cause proceeding, the outcome is not yet determinable and management is unable to predict the likelihood of a civil penalty, or make an estimate of any potential civil penalty or range of potential civil penalty.
ITEM 1A. RISK FACTORS
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part II-Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description

(a)(3)	Exhibits

Exhibits Incorporated by Reference:

4.1
Terms Agreement, dated September 10, 2019, between Washington Gas Light Company, MUFG Securities Americas Inc. and TD Securities (USA) LLC, as representatives of the agents (incorporated by reference to Exhibit 1.2 to Washington Gas Light Company’s Form 8-K filed September 16, 2019).

10.1
Agent Accession Letter, dated September 10, 2019, between Washington Gas Light Company, MUFG Securities Americas Inc., TD Securities (USA) LLC, CIBC World Markets Corp., RBC Capital Markets, LLC, U.S. Bancorp Investments, Inc. and The Williams Capital Group, L.P. (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company’s Form 8-K filed September 16, 2019).

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

WASHINGTON GAS LIGHT COMPANY
(Registrant)

/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President and Controller
(signing on behalf of the Registrant and as
Principal Accounting Officer of the Registrant)
Date: October 30, 2019