Form 10-K
period 2019-12-31
WASHINGTON GAS LIGHT CO
filed 2020-03-02
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
Title of class
Common stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [✓]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [✓]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [✓]  No [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer [✓]	Smaller Reporting Company ☐

Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [   ]  No [✓]
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2019.
As of January 31, 2020, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding. All of the outstanding shares of common stock are held by Wrangler SPE LLC, an indirect wholly owned subsidiary of AltaGas Ltd.

REDUCED DISCLOSURE FORMAT

Washington Gas Light Company, an indirect wholly-owned subsidiary of AltaGas Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Washington Gas Light Company
Form 10-K
For the Fiscal Year Ended December 31, 2019

(i)

Washington Gas Light Company
Part I

EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT

On December 28, 2018, our Board of Directors approved a change of Washington Gas Light Company's fiscal year from the period beginning on October 1 and ending on September 30 to the period beginning on January 1 and ending on December 31. This annual report on Form 10-K is for the twelve-month period from January 1, 2019 to December 31, 2019. References in this report to "calendar year" refer to the year ended December 31. References in this report to "transition period" refer to the three-month transition period from October 1, 2018 through December 31, 2018. References in this report to "fiscal year" refer to the twelve-month period ending on September 30. For comparison purposes, the unaudited data for twelve months ended December 31, 2018 and three months ended December 31, 2017 are presented.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

 Washington Gas Light Company (Washington Gas) is an indirect, wholly owned subsidiary of, among other entities, WGL Holdings, Inc (WGL). WGL is an indirect wholly owned subsidiary of AltaGas Ltd. (AltaGas). Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas”,” “we,” “us”, “our” or “the Company” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries.
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas' integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrant assumes no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors and may include, but are not limited to the following:

•	hazards involved in the storage, transportation, moving of marketing of hydrocarbon products;

•	leaks, mechanical problems, incidents, or other operational issues could affect public safety and the reliability of Washington Gas’ distribution system;

•	the availability of natural gas supply or an inability to obtain an adequate supply of gas to satisfy present and future demands;

•	challenges in securing the necessary transportation or storage capacity to deliver or acquire the volume of gas necessary to meet customer demands and future growth expectations;

•	cyberattacks, including cyberterrorism, or other information technology security breaches or failures;

•	the inability to meet commitments under various orders and agreements associated with regulatory approvals for the Merger;

•	the Merger may not achieve its expected results and Washington Gas may be unable to successfully integrate into the operations of AltaGas;

•	the occurrence of unexpected costs in connection with the Merger;

•	securities class action suits and derivative suits;

•	the loss of certain administrative and management functions and services provided by AltaGas;

•	changes in AltaGas' strategy or relationship with Washington Gas that could affect our performance or operations;

Washington Gas Light Company
Part I

•	the ability to access capital and the costs at which Washington Gas is able to access capital and credit markets, including changes in the credit ratings of Washington Gas, WGL, and AltaGas;

•	disruptions or decline in the local economy in which Washington Gas operates;

•	the credit-worthiness of customers; suppliers and derivatives counterparties;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	rules implementing the derivatives transaction provisions of the Dodd-Frank Act may impose costs on our derivatives activities;

•	failures of Washington Gas service providers that could negatively impact the Company’s business;

•	compliance with Section 404(a) of Sarbanes-Oxley Act;

•	acts of nature and catastrophic events, including terrorist acts;

•	an inability to attract and retain key management and sufficiently skilled operational personnel;

•	strikes or work stoppages by unionized employees;

•	changes in the costs of providing retirement plan benefits;

•
the extent to which we are allowed to recover from our customers, through the regulatory process, costs and expenses related to our operations and the ability of the Company to earn a reasonable rate of return on its invested capital;

•	concerns involving climate change and the movement for carbon neutral energy sources;

•	changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;

•	physical and financial risks associated with climate change;

•	unusual weather conditions and changes in natural gas consumption patterns;

•	costs associated with certain legacy operations of Washington Gas and environmental remediation efforts;

•	the outcome of new and existing matters before courts, regulators, government agencies or arbitrators;

•	changes to government fiscal and trade policies;

•	regulatory and financial risks related to pipeline safety legislation;

•	changes to the tax code and our ability to quantify such changes and seek recovery for the manner in which corporate taxes are shared with customers; and

•	changes in accounting principles and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrant. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrant’s business as described in this annual report on Form 10-K.

Washington Gas Light Company
Part I

GLOSSARY OF KEY TERMS AND DEFINITIONS

Accelerated Pipe Replacement Programs (APRPs): Programs focused on replacement activities, targeting specific piping materials, installed years and/or locations which are undertaken on an expedited basis in an effort to improve safety, system reliability and to reduce potential greenhouse gas (GHG) emissions.

Accounting Standards Codification (ASC): The source of authoritative generally accepted accounting principles (GAAP).

Accounting Standards Update (ASU): An update issued to communicate changes to an ASC.

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

City Gate: A point or measuring station at which a gas distribution company, such as Washington Gas, receives natural gas from an unaffiliated pipeline or transmission system.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA): A non-GAAP performance measure that is used in assessing the results of Washington Gas' operations.

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

Washington Gas Light Company
Part I

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

Hampshire: Hampshire Gas Company is a subsidiary of WGL that provides regulated interstate natural gas storage services to Washington Gas under a FERC approved interstate storage service tariff.

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

Merger Agreement: A reference to the agreement, consummated July 6, 2018, governing the merger of WGL's into an indirect, wholly-owned AltaGas subsidiary, with WGL surviving as an indirect wholly-owned subsidiary of AltaGas (the Merger).

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

PSC of DC: The Public Service Commission of the District of Columbia, a three-member board that regulates Washington Gas’ distribution operations in the District of Columbia.

PSC of MD: The Maryland Public Service Commission, a five-member board that regulates Washington Gas’ distribution operations in Maryland.

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

Washington Gas Light Company
Part I

Strategic Infrastructure Development and Enhancement Plan (STRIDE Plan): An accelerated pipe replacement program that provides a recovery mechanism for reasonable and prudent costs associated with infrastructure replacements in the state of Maryland.

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

Third-party Marketer: Unregulated companies that sell natural gas and electricity directly to retail customers. WGL Energy Services, an affiliate of Washington Gas, is a third-party marketer.

Unbundling: The separation of the delivery of natural gas or electricity from the sale of these commodities and related services that, in the past, were provided only by a regulated utility.

Utility Net Revenues: A non-GAAP measure calculated as operating revenues less the associated cost of gas and applicable revenue taxes. The cost of gas associated with sales to customers and revenue taxes are generally pass through amounts.

Washington Gas: Washington Gas Light Company (Washington Gas) is an indirect, wholly owned subsidiary of, among other entities, WGL.

Weather Normalization Adjustment (WNA): A billing adjustment mechanism in Virginia that is designed to minimize the effect of variations from normal weather on utility net revenues.

WGL: WGL Holdings, Inc. (WGL), a holding company that is the indirect parent company of Washington Gas Light Company and other affiliated subsidiaries of Washington Gas. It is an indirect wholly owned subsidiary of AltaGas.

WGL Energy Services: WGL Energy Services, Inc. is a subsidiary of WGL that sells natural gas and electricity to retail customers on an unregulated basis.

WGL Energy Systems: WGL Energy Systems, Inc. is a subsidiary of WGL that provides commercial energy efficient and sustainable solutions to government and commercial clients.

WGL Midstream: WGL Midstream is a subsidiary of WGL that engages in acquiring and optimizing natural gas storage and transportation assets.

Wrangler SPE LLC (Wrangler): Wrangler SPE LLC is a bankruptcy remote special purpose entity that owns all the shares of the common stock of Washington Gas. It was established as a wholly owned subsidiary of WGL upon consummation of the Merger with AltaGas.

Washington Gas Light Company
Part I
Item 1. Business

ITEM 1.  BUSINESS

Corporate Overview
Washington Gas, an indirect wholly-owned subsidiary of AltaGas, has been engaged in the natural gas distribution business since its incorporation by an Act of Congress in 1848. It was incorporated in Virginia in 1953 and in the District of Columbia in 1957. Washington Gas promotes the efficient use of clean natural gas to improve the environment for the benefit of customers, investors, employees, and the communities it serves.
Following the July 2018 merger pursuant to the Merger Agreement, Washington Gas became an indirect, majority owned subsidiary of, among other entities, AltaGas and WGL. In connection with the Merger, and at the command of Washington Gas’ regulators, WGL, the former parent entity of Washington Gas, formed a wholly owned subsidiary, Wrangler SPE LLC (Wrangler), a bankruptcy remote, special purpose entity to own the common stock of Washington Gas. Wrangler was formed for the purpose of “ring fencing” Washington Gas, that is removing Washington Gas from the bankruptcy estate of AltaGas and its affiliates in the event that any parent or affiliate entity becomes the subject of bankruptcy or insolvency proceedings.
On December 20, 2019, Washington Gas redeemed all the outstanding shares of its preferred stock. As a result, Washington Gas is now an indirect, wholly owned subsidiary of AltaGas and WGL. At December 31, 2019, we had 1,574 employees.
Products and Services
Washington Gas is a regulated public utility company that sells and delivers natural gas to customers in accordance with tariffs approved by regulatory commissions in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. At December 31, 2019, Washington Gas’ service area had a population estimated at 5.9 million and included approximately 2.2 million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business.
Natural Gas Distribution
Washington Gas' core business is to provide regulated distribution of natural gas to retail customers under tariff rates designed to provide for a return on the investment used in providing that service. The rates are also designed to provide for recovery of operating expenses and federal and state income taxes incurred in providing that service. Washington Gas also sells natural gas at no margin to customers who have not elected to purchase natural gas from unregulated third-party marketers (refer to the section entitled “Natural Gas Unbundling”). Washington Gas recovers the cost of the natural gas purchased to serve firm customers through recovery mechanisms as approved in jurisdictional tariffs. Any difference between gas costs incurred on behalf of firm customers and the gas costs recovered from those customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income.
Rates and Regulatory Matters
Washington Gas is regulated by the PSC of DC, the PSC of MD and the SCC of VA which approve its terms of service and the billing rates that it charges to its customers. The rates charged to utility customers are designed to recover Washington Gas’ operating expenses and natural gas commodity costs and to provide a return on its invested capital, including the equity in the net assets used in its firm gas sales and delivery service. For each jurisdiction in which Washington Gas operates, changes in customer usage profiles are reflected in rate case proceedings and rates are adjusted accordingly.
For a discussion of current rates and regulatory matters, refer to the section entitled “Rates and Regulatory Matters” in Management’s Discussion and Analysis.
Seasonality of Business Operations
Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, 77% and 75% of the total therms delivered in Washington Gas’ service area occurred during its first and fourth quarters for calendar years 2019 and 2018, respectively. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas typically incurs net losses in the second and third quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the season-to-season fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale

Washington Gas Light Company
Part I
Item 1. Business (continued)

of commercial paper backed by a revolving credit facility. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.
Natural gas supply requirements for the utility are also affected by changes in the natural gas consumption patterns of our customers that are driven by factors other than weather. Natural gas usage per customer may decline as customers change their consumption patterns for various reasons, including: (i) more volatile and higher natural gas prices; (ii) customer upgrades to more energy efficient appliances and building structures and (iii) a decline in the economy in the region in which we operate.
In certain of Washington Gas’ jurisdictions (Maryland and Virginia) there are billing mechanisms in place which are designed to eliminate the effects of variance in customer usage caused by weather and other factors such as conservation. In the District of Columbia, there is no weather normalization billing mechanism, nor does Washington Gas hedge to offset the effects of weather. As a result, colder or warmer weather will result in variances to financial results. On January 13, 2020, Washington Gas filed an application with the PSC of DC that requested approval for a weather normalization billing mechanism.
Natural Gas Supply and Capacity
Capacity and Supply Requirements
Washington Gas must contract for reliable and adequate natural gas supplies, interstate pipeline capacity and storage capacity to provide natural gas to its distribution system. Washington Gas has adopted a diversified portfolio approach designed to address constraints on supply by using multiple supply receipt points, dependable interstate pipeline transportation and storage arrangements, and its own storage and peak shaving capabilities. Washington Gas’ supply and pipeline capacity plan is based on forecasted system requirements, and takes into account estimated load growth, attrition, conservation, geographic location, interstate pipeline and storage capacity and contractual limitations and the forecasted movement of customers between bundled service and delivery service. Under reduced supply conditions, Washington Gas may implement contingency plans in order to maximize the number of customers served. Contingency plans include requests to the general population to conserve and target curtailments to specific sections of the system, consistent with curtailment tariffs approved by regulators in each of Washington Gas’ three jurisdictions.
Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States. At December 31, 2019, Washington Gas had multiple service agreements with four pipeline companies that provides firm transportation and/or storage services directly to Washington Gas’ city gates. These contracts have expiration dates ranging from calendar years 2020 to 2044. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to add to its storage and transportation capacity and continues to monitor other opportunities to acquire or participate in additional pipeline and storage capacity to support customer growth and improve or maintain the high level of service expected by its customer base. Energy-marketing companies that sell natural gas to customers located within Washington Gas’ service territory are responsible for acquiring natural gas for their customers; however, Washington Gas allocates certain storage and pipeline capacity related to these customers in accordance with regulatory requirements.
Natural Gas Unbundling
Customer choice programs for natural gas customers are available to all of Washington Gas’ regulated utility customers in the District of Columbia, Maryland and Virginia. These programs allow customers to purchase their natural gas from unregulated third-party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. When customers choose to purchase the natural gas commodity from unregulated retail marketers, Washington Gas’ net income is not affected because Washington Gas charges its customers the cost of gas without any mark-up. When customers select an unregulated third-party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system at rates identical to the delivery portion of the bundled sales service customers. Of Washington Gas’ 1.2 million active customers at December 31, 2019, approximately 171,000 customers purchased their natural gas commodity from unregulated third-party marketers.
Asset Optimization Contracts
Washington Gas, under its asset optimization program, makes use of storage and transportation capacity resources when those assets are not required to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers. Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and options as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Sharing mechanisms are approved by our regulators in all three jurisdictions, accordingly, any changes in fair

Washington Gas Light Company
Part I
Item 1. Business (continued)

value of the derivatives are recorded either through earnings for margins that are retained by Washington Gas or as regulatory assets or liabilities for realized gains and losses that will be included in the rates charged to customers.
Refer to the sections entitled “Results of Operations” and “Market Risk” in Management’s Discussion and Analysis for further discussion of the asset optimization program and its effect on earnings.
Safety and Reliability of the Natural Gas Distribution System
Maintaining and improving the public safety and reliability of Washington Gas’ distribution system is our highest priority. Doing so allows Washington Gas to provide benefits to both customers and investors through improved customer service. Washington Gas continually monitors and reviews changes in requirements of the codes and regulations that govern the operation of the distribution system and refines its safety practices, with a particular focus on design, construction, maintenance, operation, replacement, inspection and monitoring practices to meet or exceed these requirements. Significant changes in regulations can impact the cost of operating and maintaining our distribution system.
Washington Gas has accelerated pipe and infrastructure replacement programs in place in the District of Columbia, Maryland, and Virginia. These are long-term programs subject to both changing conditions and regulatory review and approval in five-year increments. Washington Gas is accelerating pipe and infrastructure replacement to further enhance the safety and reliability of the natural gas delivery system. Washington Gas is allowed to begin recovering the cost, including a return, for these investments immediately through approved surcharges for each accelerated pipe or infrastructure replacement program. Once new base rates are put into effect in a given jurisdiction, expenditures previously recovered through the surcharge will be collected through the new base rates.
Competition
The Natural Gas Delivery Function
The natural gas delivery function is regulated by local and state regulatory commissions. To support this function, Washington Gas has approximately $4 billion of invested assets at December 31, 2019, to serve customers through safe and reliable distribution system assets. Because of the high fixed costs and significant safety and environmental considerations associated with building, operating and maintaining a natural gas distribution system, Washington Gas expects to continue being the sole owner and operator in its current franchise areas for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypassing its facilities by other potential delivery service providers.
Competition with Other Energy Products
Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the cost of fuel used to generate electricity, such as natural gas, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. In 2019, Washington Gas added 11,156 residential customers and 742 commercial, interruptible and group metered apartments. In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. Washington Gas’ success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. Since the source of a large portion of oil comes from foreign countries, political events and foreign currency conversion rates can influence oil supplies and prices to domestic consumers.

Environmental Matters
We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over an extended time frame to control environmental effects. Most of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level.
See Note 12 — Environmental Matters of the Notes to Financial Statements for further discussion of environmental response costs.

Washington Gas Light Company
Part I
Item 1. Business (continued)

Available Information
Washington Gas makes copies of its SEC filings available, free of charge, on its website (www.washingtongas.com) as reasonably practicable after they are filed with the SEC. Such filings are also available, free of charge, on the SEC’s website (www.sec.gov/edgar/).

Washington Gas Light Company
Part I
Item 1A. Risk Factors

ITEM 1A. RISK FACTORS

The risk factors described below should be read in conjunction with other information included or incorporated by reference in this annual report on Form 10-K. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its operations.

The ownership and operation of Washington Gas’ business is subject to hazards of transporting, storing, and marketing hydrocarbon products.

These hazards include, without limitation, blowouts, fires, explosions, gaseous leaks, releases and migration of harmful substances, hydrocarbon spills, corrosion, and acts of vandalism and terrorism. Any of these hazards can interrupt operations, impact AltaGas’ reputation, cause loss of life or personal injury, result in loss of or damage to equipment, property, information technology systems, related data and control systems, and cause environmental damage that may include polluting water, land or air.

Further, such ownership and operations carry the potential for liability related to worker health and safety, including, without limitation, the risk of any or all of government imposed orders to remedy unsafe conditions, potential penalties for contravention of health and safety laws, licenses, permits and other approvals, and potential civil liability. Compliance with health and safety laws (and any future changes) and the requirements of licenses, permits and other approvals are expected to remain material to Washington Gas’ business.

No assurances can be given that the occurrence of any of the above listed events or the additional workers’ health and safety issues relating thereto will not require unanticipated expenditures, or result in fines, penalties or other consequences (including, without limitation, changes to operations) material to Washington Gas’ business and operations.

Leaks, mechanical problems, incidents or other operational issues could affect public safety and the reliability of Washington Gas’ distribution system, which could materially affect Washington Gas’ results of operations, financial condition and cash flows.

Washington Gas’ business is exposed to operational issues, hazards and risks inherent in storing and transporting natural gas that could affect the public safety and reliability of its distribution system. These issues, such as leaks, equipment failure, problems and incidents, including explosions and fire, could and have resulted in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence. Any liabilities resulting from the occurrence of any of these events may not be covered by insurance, or may not be fully covered by insurance (which typically only covers injuries or property loss), and Washington Gas may be unable to recover from customers through the regulatory process all of these repair, remediation and other costs and earn its authorized rate of return on these costs.

Washington Gas may be unable to obtain an adequate supply of gas to satisfy present and future customer demand and it may be unable to secure the necessary transportation or storage capacity to deliver or acquire the volume of gas necessary to meet its current obligations or growth demands.

In order to service customer demand, the Company must acquire an adequate supply of natural gas, have the appropriate capacity to store its gas supply, and have adequate pipeline transportation capacity to secure the transportation of its required gas supply. We purchase almost all of our natural gas supply from third party sources that must then be transported primarily through pipelines to our service territories. The Company depends on the ability of natural gas producers, pipeline gathers, natural gas processes, commodity storage facilities, and interstate pipelines to meet these requirements. In addition, the Company may construct transmission and distribution pipe to deliver additional capacity into growth areas within its service territory in order to meet customer demand. If the Company is unable to secure adequate supplies of gas in a timely manner because of a failure of its upstream suppliers or if it were unable to acquire adequate pipeline capacity or construct new infrastructure to transport our gas, the Company may be unable to meet the requirements of its customers.

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

A significant disruption to or reduction in pipeline capacity may occur due to events such as operational failures or disruptions, hurricanes, tornadoes, floods, or other weather-related events, freeze off of natural gas wells, terrorist or cyberattacks or other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections and future regulations related to climate change, could reduce the Company’s normal supply of gas, which may affect the Company’s ability to serve customer demand and may reduce the Company’s earnings. These factors may also cause the demands of our customers to fluctuate or increase, for example our customers may require additional natural gas during periods of sustained cold weather. Further, our ability to construct new infrastructure to transport our gas could be adversely affected by the timing of Washington Gas’ participation in new interstate pipeline construction projects, local permitting requirements, the ability to acquire necessary rights of way, and an increase in legal challenges facing large infrastructure projects designed to bring commodity supply to Washington Gas’ market.

Additionally, Washington Gas purchases almost all of its gas supply from sources that must then be transported to its service territory. There may be inadequate pipeline transportation or storage capacity to meet the Company’s current or future demands. Any inability to secure an adequate supply of gas or to secure or build adequate pipeline transportation capacity to satisfy customer demands could result in defaults under contracts with customers, penalties and financial damage payments, costs relating to procedures to recover from a disruption of service, the loss of key licenses and operating authorities, and the loss of customers, any of which could have a material adverse effect on the Company’s business and financial results.

Cyberattacks, including cyberterrorism or other information technology security breaches, or information security or technology failures may disrupt our business operations, increase our costs, lead to the disclosure of confidential information, and damage our reputation.

Washington Gas’ business processes are increasingly reliant upon information systems automation provided by infrastructure, technologies, and data. A failure of these information systems could lead to the impairment of business processes, and there is a risk of cascading failure of information systems leading to the impairment of multiple business processes. Security breaches of our information technology infrastructure, including cyberattacks and cyberterrorism, or other failures of our information technology infrastructure could lead to disruptions of our natural gas distribution operations and otherwise adversely impact our ability to safely and effectively operate our pipelines and serve our customers. Such security breaches of our information technology infrastructure could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. Despite steps Washington Gas may take to detect, deter, mitigate, and respond to potential security threats, the techniques used by those who wish to obtain unauthorized access, disable or sabotage systems, or steal confidential information and data change frequently and there is no guarantee that the Company will be successful in protecting against cyberattacks. To the extent that the occurrence of any of these cyberattacks is not fully insured, it could adversely affect Washington Gas’ financial condition and results of operations.

In addition, the Company collects personally identifiable information (PII) regarding its customers and employees as part of its business processes and activities. An attack on or failure of our information technology systems could result in the unauthorized release of customer or employee PII or Company data that is crucial to our operational security or could adversely affect our ability to deliver and collect on customer bills. The federal and state legislative and regulatory environment surrounding PII, information security and data privacy is evolving and is likely to become increasingly demanding. Should the Company experience a breach, it could face substantial compliance costs, reputational damage, and uncertain litigation risks.

Washington Gas may encounter unexpected difficulties or costs in meeting commitments made under various orders and agreements associated with regulatory approvals for the Merger.

As a result of the process to obtain regulatory approvals required for the Merger, Washington Gas is committed to various programs, contributions and investments in several agreements and regulatory approval orders. It is possible that Washington Gas may encounter delays, unexpected difficulties or additional costs in meeting these commitments in compliance with the terms of the relevant agreements and orders. Failure to fulfill the commitments in accordance with their terms could result in increased costs or result in penalties or fines that could have a material adverse effect on Washington Gas’ business, financial condition, operating results and prospects.

The merger of WGL with AltaGas may not achieve its anticipated results, and WGL, including Washington Gas, may be unable to integrate the operations in the manner expected.

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

WGL and AltaGas entered into the Merger Agreement expecting that the Merger to yield various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the businesses of WGL and AltaGas can be integrated in an efficient, effective and timely manner. The combination of two independent businesses is complex, costly, and time-consuming; and may divert significant management attention and resources, including those of Washington Gas, to combining WGL’s and AltaGas’ business practices and operations, which could otherwise have been devoted to business opportunities of WGL and, specifically, Washington Gas. This process may disrupt Washington Gas’ business.

In addition, it is possible that the integration process could take longer than anticipated and could result in the disruption of Washington Gas’ business, processes, and systems; or inconsistencies in standards, controls, procedures, practices, and policies, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger as and when expected. The overall combination of WGL’s and AltaGas’ businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. Failure to achieve these anticipated benefits or the incurrence of unanticipated expenses and liabilities could have a material adverse effect on Washington Gas’ business, financial condition, operating results and prospects.

Washington Gas may incur unexpected costs in connection with the Merger.

Washington Gas expects to continue to incur non-recurring expenses associated with the Merger, as well as continuing expenses related to combining the operations of the two companies. Washington Gas may incur additional costs in the integration of the businesses of Washington Gas and AltaGas. Although Washington Gas expects that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset any Merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

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

As an indirect, wholly-owned subsidiary of AltaGas, Washington Gas is dependent on AltaGas for certain services under a services agreement. Loss of such services, if any, could have a material impact on Washington Gas’ business, financial condition, results of operations and cash flows.

Washington Gas receives general corporate services from AltaGas under a service agreement approved by the SCC of VA. Under the agreement, Washington Gas relies on AltaGas for certain administrative and management functions and services, including human resources, employee benefits, finance, legal, accounting, tax, information technology, and office services. Should AltaGas not be able to provide such services to Washington Gas for any reason, Washington Gas will need to use its own resources for such services or otherwise find a substitute provider for such services. Washington Gas, however, may not have sufficient internal resources to effectively provide such services or may not be able to contract with a substitute service provider on similar terms or at all.  Moreover, the costs of obtaining a substitute service provider, if found, may be substantial and overly burdensome for Washington Gas. Washington Gas may also experience an interruption in the provision of such services to it.  In addition, in light of AltaGas' familiarity with Washington Gas, a substitute service provider, if any, may not be able to provide the same level of service due to lack of preexisting synergies. If Washington Gas cannot support necessary services from its internal resources or otherwise locate providers that are able to provide it with substantially similar services, Washington Gas’ business, financial condition, results of operations and cash flows could be adversely affected.

As an indirect, wholly-owned subsidiary of AltaGas, Washington Gas is affected by AltaGas' strategic decisions and performance.

As an indirect, wholly-owned subsidiary of AltaGas, Washington Gas’ business, operations, and financial performance (including its ability to access capital, receive equity, and ability to spend capital) can be affected by a wide range of strategic

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

decisions that AltaGas may make from time to time. Significant changes in AltaGas’ strategy, its relationship with Washington Gas, as well as material adverse changes in the performance of AltaGas, could have a material adverse effect on Washington Gas’ business, financial condition, operating results and prospects.

Washington Gas may be unable to access capital or the cost of capital may significantly increase.

Washington Gas’ ability to obtain adequate and cost-effective financing depends on the liquidity of the financial markets, its credit ratings, and the ability of it and AltaGas to access the financial markets. Disruptions in the capital and credit markets could adversely affect Washington Gas’ ability to access short-term and long-term capital. Washington Gas’ access to funds under its commercial paper program is dependent on investor demand for its commercial paper. Disruptions and volatility in the global credit markets could limit the demand for Washington Gas’ commercial paper borrowings or result in the need to offer higher interest rates to investors, which would result in higher expense and could adversely impact liquidity. The Company’s credit ratings, as well as the ratings of WGL and AltaGas impact the Company’s ability to access credit markets and the costs of borrowing under available credit lines. A negative change in the Company’s (or its affiliates’) ratings outlook or any downgrade in current investment-grade credit ratings, particularly below investment grade, could adversely affect Washington Gas’ costs of borrowing and/or access to sources of liquidity and capital. An increase in borrowing costs without the ability to recover those higher costs in the rates charged to Washington Gas’ customers, which would be impacted by the merger-related commitment that prohibits Washington Gas from recovering any incremental financing costs due to a credit downgrade, would adversely affect earnings or cash flows by limiting Washington Gas’ ability to earn its allowed rate of return. Additionally, disruptions in the credit market, including as a result of natural disasters, catastrophic events (including terrorist acts and health and safety epidemics), could adversely affect Washington Gas’ access to sources of liquidity and increase its borrowing costs

A decline in the local economy in which Washington Gas operates may reduce net revenue growth and reduce future earnings and cash flows.

Substantially all of our natural gas utility customers are located in Virginia, Maryland and the District of Columbia. A general decline in the economy of the region in which Washington Gas operates or a change in the usage patterns and financial condition of customers in the region due to factors beyond Washington Gas' control may adversely affect Washington Gas’ ability to grow its customer base and collect revenues from existing customers, which may negatively affect net revenue growth and increase costs.

We are exposed to counterparty and contract-related risks that could adversely affect our results of operations, cash flows and financial condition.

We may extend credit to counterparties, including other utilities, holding companies, banks, gas exploration and production companies, government-backed utilities and other participants in the energy industry relating to the sale, purchase and delivery of commodities. In addition, certain of our outstanding debt, including our medium-term notes, may accrue interest at variable rates based on the London Interbank Offered Rate (LIBOR). In July 2017, the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Although we believe we have prudent policies in place to manage our credit risk, we may not be able to collect amounts owed to us, which could adversely affect our liquidity and results of operations.

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

Certain of our information technology, customer service, supply chain, pipeline and infrastructure installation and maintenance, engineering, payroll, and human resources functions that we rely on are provided by third-party vendors. Some of these services may be provided by vendors from centers located outside of the United States. Services provided pursuant to these agreements could be disrupted due to events and circumstances beyond our control, including natural disasters, catastrophic events (including terrorist acts and health and safety epidemics) and uncertain economic and political conditions. Our reliance on these service providers could have an adverse effect on our business, results of operations and financial condition.

Failure of the Company’s internal controls and procedures for financial reporting could adversely affect investor confidence and expose the Company to additional risks.

Beginning in 2019, the Company’s internal control over financial reporting were required to be in compliance with the requirements of Section 404(a) of Sarbanes-Oxley, and the related rules of the Securities Exchange Commission and the Public Company Accounting Oversight Board. Washington Gas’ failure to satisfy the requirements of Section 404(a) on an ongoing basis, or any failure of its internal controls could adversely affect investor confidence, cause reputational damage, and expose the Company to monetary penalties. Any such effects of non-compliance could have an adverse effect on Washington Gas’ results of operations, financial conditions and cash flows.

Natural disasters and catastrophic events, including terrorist acts, may adversely affect our business.

Natural disasters and catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, health and safety epidemics, and other similar occurrences, could damage our operational assets, including our utility facilities, and information technology infrastructure, and could reduce employee productivity. Such events could likewise damage the operational assets of our suppliers or customers. These events could disrupt our ability to meet customer requirements, significantly increase our response costs, and significantly decrease our revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on our operations, financial condition, and results of operations. The availability of insurance covering catastrophic events, sabotage and terrorism may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

Washington Gas may be unable to retain key management and to attract and compensate sufficient skilled employees and contractors to meet its needs in field operations and construction activities.

Washington Gas depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the company depends in part upon its ability to attract retain key management personnel and other employees, including its highly skilled operational employees. In addition, Washington Gas relies on its field employees and contractors to perform maintenance, construction and other operational activities to maintain and enhance its distribution system. These activities require specific skills and experience to meet internal and external standards and procedures and there is no guarantee that the Company will be able to recruit and train such personnel. Certain events, such as an aging workforce without appropriate replacements, mismatch of skillsets to future needs, or the unavailability of contract resources may lead to operating challenges and increased costs. If we are unable to attract, train, and retain, and appropriately qualified workforce our operations could be negatively affected.

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

The cost of providing retirement plan benefits to eligible current and former employees is subject to changes in the market value of our retirement plan assets, changing bond yields, changing demographics and changing assumptions. Any sustained declines in equity markets, reductions in bond yields, increases in health care cost trends, or increases in life expectancy of beneficiaries may have an adverse effect on our retirement plan liabilities, assets and benefit costs. Additionally, Washington Gas may be required to increase our contributions in future periods in order to preserve the current level of benefits under the plans and/or due to federal funding requirements.

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

Climate change concerns and the movement for carbon neutral energy sources pose challenges to the Company’s operating model.

Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the costs we incur in providing our products and services, impacting the demand for and consumption of our products and services (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate. Energy customers are also increasingly indicating preferences for carbon-neutral and renewable sources of energy.

Regulatory and legislative responses to climate change have been mixed, and the politics of the matter has created much uncertainty about how governing bodies will respond, making long-term corporate planning around climate change issues difficult owing to the shifting landscape. We believe existing laws and regulations will continue to evolve and may require expenditures over a long timeframe. Failure to comply with these laws and regulations may expose Washington Gas to fines, penalties and operational interruptions that could adversely affect its financial results. Moreover, new environmental requirements, revisions and reinterpretations of existing environmental requirements and changes in environmental enforcement policies and practices may stretch Washington Gas’ operational resources and adversely affect its financial results.

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

Certain jurisdictions within Washington Gas’ operating territory have adopted initiatives to address climate change that include setting targets to reduce GHG (often expressed in measures of carbon dioxide equivalent emissions), requiring the use of varying amounts of renewable electricity, and banning fossil fuel use, including natural gas, in new construction. Carbon taxes, which would include a tax on natural gas emissions also continue to be considered. Such actions have multiple implications and risks for Washington Gas, including supply availability and sourcing risks, and higher product costs as the company investigates new sources of non-traditional carbon neutral gaseous fuels. Related risks include the ability of the existing infrastructure to access and safely deliver these new fuels. Other risks include lower revenue from reduced gas deliveries as customer demand declines in response to company-initiated efficiency programs, penetration high-efficiency appliances and technologies, new building standards, and external forces, including potential government sponsored policy initiatives that promote electrification.

Additional risks include securing regulatory and policy support for changes in the Company’s business operations and pricing model that allow recovery of associated costs and offer returns sufficient to attract and maintain capital. Erosion of investor confidence in fossil fuel-based companies is leading some to divest from the sector completely. Maintaining investor confidence and attracting capital will be dependent depend on successfully demonstrating our ability to reduce emissions associated with the use of our products, and the failure to do so may materially and adversely affect our business, reputation, and financial results.

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

Washington Gas is subject to physical and financial risks associated with climate change.

Changing weather patterns that may be attributable to climate change make it harder for the Company to predict weather patterns and plan for winter heating seasons. Increased or decreased energy use due to weather changes may require the Company to invest in additional gathering, storage, or other infrastructure and warmer weather could lead to decreased demand for natural gas, which would negatively impact the Company’s financial results. Extreme weather conditions can contribute to increased stress on Company systems, which could include service interruptions. From an operational perspective, increasingly severe and variable weather could affect our ability to secure and deliver our product and perform system replacement, repair, and maintenance work, while also potentially disrupting our supply chain. Interferences of this sort are likely to drive up the cost of system operations. To the extent climate change negatively impacts a region’s economic health, through rising sea levels, increases in number of and/or severity of weather events, displacement or other means, any such impact could have a negative effect on the Company’s customer base, and correspondingly, on revenues. Additionally, climate change activism could lead to business interruptions for the Company as citizen engagement on this issue has in the past targeted Washington, DC for business disruption and may do so in the future.

Our business, earnings and cash requirements are highly weather sensitive and seasonal.

The earnings of Washington Gas can vary from year to year depending, in part, on weather conditions. Forecasts of sales are based on “normal” weather, which represents a long-term historical average. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. In Maryland and Virginia, we currently have in place regulatory mechanisms and rate designs intended to stabilize the level of net revenues that we collect from customers by eliminating the effect of deviations in customer usage caused by variations in weather from normal levels, and other factors such as conservation. If our rates and tariffs are modified to eliminate these provisions, then we would be exposed to significant risk associated with weather. Weather can also impact our operating costs related to system maintenance which is not covered by regulatory mechanisms.

Certain legacy operations of the Company have exposed it to potential liabilities in connection with environmental remediation efforts.

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

Washington Gas has identified up to ten sites where it or its predecessors may have operated manufactured gas plants (MGPs). Though Washington Gas ceased all such operations and last used any such plant in 1984, it is aware of the presence of coal tar and certain other by-products of gas manufacturing processes at certain sites and its potential presence at others. The Company is currently remediating certain properties, and is involved in remediation negotiations and planning for certain other properties both in its individual capacity and collectively with other parties. Environmental remediation efforts typically have a long time frame, are costly, and are subject to the unexpected, making such efforts difficult to plan and budget for. Company management and personnel may have to devote significant time and resources to these efforts and there is no guarantee that the costs associated with any remediation efforts would not have a negative impact on the Company’s earnings.

Washington Gas is subject to various legal proceedings and management cannot predict the outcome of such proceedings.

In the course of its business, Washington Gas is subject to lawsuits, regulatory proceedings, and other claims arising out of its operations. Defense and settlement costs associated with these proceedings can be substantial, even with respect to matters that we believe have no merit. Due to the inherent uncertainty of the litigation process, contested regulatory proceedings, or the progress of other claims, the resolution of any particular matter could have a material adverse effect on the financial position or operating results of Washington Gas.

Changes to government fiscal and trade policies could adversely affect Washington Gas’ strategic decisions and operating performance.

Any changes in the US trade policy could trigger retaliatory actions by affected companies resulting in increased costs for goods used in our normal course of business, such as steel pipe. Higher than expected inflation or tariffs may increase costs of construction and operations.

Washington Gas may face regulatory and financial risks related to pipeline safety legislation.

A number of proposals to require increased oversight of pipeline operations and increased investment in and inspections of pipeline facilities are pending or have been proposed in the United States Congress. Additional operating expenses and capital expenditures may be necessary to remain in compliance with the increased federal oversight resulting from such proposals. While we cannot predict with certainty the extent of these expenses and expenditures or when they will become effective, the adoption of such proposals could result in significant additional costs to Washington Gas’ business. Washington Gas may be unable to recover from customers through the regulatory process all or some of these costs and may be unable to earn its authorized rate of return on these costs.

Changes in taxation and the ability to quantify such changes could adversely affect our financial results.

We are subject to taxation by the various taxing authorities at the federal, state and local levels where we do business. Legislation or regulation which could affect our tax burden could be enacted by any of these governmental authorities. The outcome of regulatory proceedings regarding how corporate taxes are shared with customers and the period over which it will be shared could significantly impact future earnings and cash flows. Separately, a challenge by a taxing authority or a change in our ability to use tax benefits such as carryforwards or tax credits may impact our financial results.

Washington Gas Light Company
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

At December 31, 2019, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses.
At December 31, 2019, Washington Gas had approximately 588 miles of transmission mains, 13,293 miles of distribution mains and 12,964 miles of distribution services.
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
Washington Gas also has peak shaving facilities in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant).
ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising out of the normal course of business. In particular, the nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 13 — Commitments and Contingencies of the Notes to Financial Statements.
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
In connection with the incident, a total of 37 civil actions related to the incident were filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All of these suits sought unspecified damages for personal injury and/or property damage.
All personal injury and property damage claims asserted by residents at the Flower Branch Apartments have been settled and paid. The Company has been reimbursed by its insurers for the amounts paid in the settlements.
Also, in connection with the incident, on September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program and, if the program was not completed, to show cause why the PSC of MD should not impose a civil penalty on the Company. (Show-Cause Order).
On November 18, 2019 the Technical Staff of the PSC of MD, the Maryland Office of People’s Counsel (OPC), Montgomery County, MD and the Apartment and Office Building Association of Metropolitan Washington (AOBA) filed written comments on the Company’s Response to the Show-Cause Order. Technical Staff commented that the PSC of MD may impose a civil

Washington Gas Light Company
Part I

penalty but did not expressly recommend same. Montgomery County, MD, OPC and AOBA requested that the PSC of MD impose a civil penalty on the Company.
On December 17, 2019 the PSC of MD held a public hearing near the apartment complex at Arliss Street, at which some residents requested that the Company accelerate and complete its mercury service regulator program and that the Company absorb the cost of same.
The Company intends to file comments with the PSC of MD responding to all written comments and resident testimony.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
All of the outstanding shares of Washington Gas' common stock are owned by Wrangler, an indirect wholly owned subsidiary of AltaGas Ltd. Washington Gas' common stock is not publicly traded.
On December 17, 2018, we voluntarily registered Washington Gas' common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, effective on such date.

Washington Gas Light Company
Part II
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

Washington Gas meets the conditions set forth in General Instruction I(1) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2) of Form 10-K.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) analyzes the financial condition, results of operations and cash flows of Washington Gas. This discussion follows the format permitted in accordance with General Instruction I(2) of Form 10-K, in light of Washington Gas’ status as a wholly-owned subsidiary of AltaGas as permitted under General Instruction I(1) of Form 10-K. It includes management’s narrative analysis of results of operations and reasons for material changes. This narrative discusses past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “Washington Gas,” “we,” “us,” “our” or the "Company" refers to Washington Gas Light Company.
Management’s Discussion and Analysis is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the company’s financial statements and the Notes to Financial Statements.
Executive Overview
Washington Gas has one operating segment that engages in its core business of delivering and selling natural gas under tariffs approved by regulatory commissions in the District of Columbia, Maryland and Virginia. Net income was $99.8 million for the calendar year ended December 31, 2019 compared to a net loss of $35.4 million for the same period ended December 31, 2018. The increase in net income was mainly from $58.0 million increase in operating revenues driven by the impact of rate cases, accelerated pipe replacement programs and customer growth, and a $159.5 million decrease in operation and maintenance due to the lower merger commitments and related costs.
Factors critical to the success of Washington Gas include: (i) operating a safe and reliable natural gas distribution system; (ii) having sufficient natural gas supplies to meet customer demands; (iii) being competitive with other sources of energy such as electricity, fuel oil and propane; (iv) having access to sources of liquidity; (v) recovering the costs and expenses of this business in the rates charged to customers, and (vi) earning a fair, just and reasonable rate of return on invested capital.
Results of Operations
Our chief operating decision maker utilizes the non-GAAP measure, EBITDA, as the primary measure of profit and loss in assessing the results of operations. We believe that our use of EBITDA enhances the ability to evaluate Washington Gas' performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies of AltaGas such as capital financing. It also excludes depreciation and amortization which do not affect cash flows.
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income.
The following table reconciles EBITDA to net income for the calendar years ended December 31, 2019 and 2018, three months ended December 31, 2018 and 2017, and fiscal years ended September 30, 2018 and 2017.

	Calendar Years Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,		Increase (Decrease)
(In millions)	2019	2018 (unaudited)	2018	2017 (unaudited)	2018	2017	Calendar Year	Three Months	Fiscal Year
							2019 vs. 2018	2018 vs. 2017	2018 vs. 2017
Net income (loss)	$99.8	$(35.4)	$49.2	$57.9	$(26.6)	$131.8	$135.2	$(8.7)	$(158.4)
Interest expense	62.6	59.2	15.7	15.0	58.5	52.2	3.4	0.7	6.3
Income tax expense (benefit)	19.0	(42.9)	7.8	24.9	(25.9)	79.8	61.9	(17.1)	(105.7)
Depreciation and amortization	142.6	136.4	34.9	33.6	135.1	129.4	6.2	1.3	5.7
EBITDA	$324.0	$117.3	$107.6	$131.4	$141.1	$393.2	$206.7	$(23.8)	$(252.1)

Summary Financial Results
The following table summarizes the Company’s financial data for the calendar year ended December 31, 2019 and 2018, three months ended December 31, 2018 and 2017, and fiscal years ended September 30, 2018 and 2017.

	Calendar Year Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,		Increase (Decrease)
(In millions)	2019	2018 (unaudited)	2018	2017 (unaudited)	2018	2017	Calendar Year	Three Months	Fiscal Year
							2019 vs. 2018	2018 vs. 2017	2018 vs. 2017
Net revenues:
Operating revenues	$1,330.7	$1,272.7	$402.1	$377.5	$1,248.1	$1,167.0	$58.0	$24.6	$81.1
Less: Cost of gas	461.6	438.9	156.6	124.8	407.0	297.9	22.7	31.8	109.1
Less: Revenue taxes	81.8	82.7	24.2	24.0	82.5	75.1	(0.9)	0.2	7.4
Total net revenues	787.3	751.1	221.3	228.7	758.6	794.0	36.2	(7.4)	(35.4)
Operation and maintenance	405.0	564.5	102.7	82.4	544.2	340.6	(159.5)	20.3	203.6
General taxes and other assessments	67.8	64.0	14.4	16.0	65.6	59.6	3.8	(1.6)	6.0
Other income (expenses)-net	9.5	(5.1)	3.4	1.1	(7.7)	(0.6)	14.6	2.3	(7.1)
EBITDA	$324.0	$117.5	$107.6	$131.4	$141.1	$393.2	$206.5	$(23.8)	$(252.1)

Revenues
Operating revenues increased by $58.0 million in the calendar year ended December 31, 2019 compared to calendar year 2018 mainly driven by the impact of rate cases, accelerated pipe replacement programs, customer growth and other increases from conservation programs, recovery of various costs, and increases from interruptible and special contracts. We also utilize the non-GAAP measure of net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability. The cost of the natural gas commodity (as adjusted for Asset Optimization sharing) and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating revenues. Additionally, net revenues may not be comparable to similarly titled measures of other companies. The table above reconciles net revenues to operating revenues for the reporting periods as part of the reconciliation of operating revenues to EBITDA. Net revenues increased by $36.2 million in the calendar year ended December 31, 2019 compared to calendar year 2018.
The following are the main drivers noted above for the increase in operating revenues, as well as the additional drivers for the increase in net revenues:
Impact of rate cases. $16.2 million increase due to new base rates in Maryland, effective December 2018. Refer to “Rates and Regulatory Matters” for further discussion of these matters.
Accelerated replacement programs. $11.7 million increase due to approved accelerated replacement programs that were in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Customer growth. $6.3 million increase due to customer growth. At the calendar year ended December 31, 2019, average active customer meters increased by approximately 12,000 over the number of average active customer meters for the same period of 2018, contributing to the increase. Adding new customers directly drives earnings growth through additional distribution revenues.
Asset optimization. $11.0 million decrease due to asset optimization. We recorded a net gain of $18.5 million including an unrealized gain of $5.4 million associated with our energy-related derivatives for the calendar year ended December 31, 2019, compared to a net gain of $29.5 million including an unrealized gain of $7.6 million for the calendar year ended December 31, 2018.
Estimated effects of weather and consumption patterns. Weather, when measured by HDDs, was 7.9% and 2.5% warmer than normal for the calendar years ended December 31, 2019 and 2018, respectively, driving lower net revenues of $3.0 million. In the District of Columbia, where Washington Gas does not have a billing mechanism or financial instruments to offset the effects of weather, the comparatively warmer weather for the calendar year ended December 31, 2019 resulted in a negative variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns in which customer heating usage may not correlate highly with average historical levels of usage per heating degree days that occur. Natural gas consumption patterns may also be affected by non-weather related factors such as customer conservation. Refer to the section entitled "Weather Risk" for a discussion of billing mechanisms in Maryland and Virginia, which are designed to eliminate the net revenue effects of variations in customer usage caused by weather and other factors such as conservation.
Other. $16.0 million increase from conservation programs, recovery of various costs, and increases from interruptible and special contracts.
Operation and Maintenance Expenses
Operating and maintenance expenses decreased $159.5 million in calendar year 2019 compared to calendar year 2018. The decrease was mainly driven by lower Merger commitments and related costs, offset by higher employee labor costs and benefits, corporate shared service cost paid to AltaGas after the Merger, and higher cost on safety and reliability activities including leak repair and mitigation.
Depreciation and Amortization
The $6.2 million increase between calendar year 2019 and 2018 represented higher depreciation expense on capital additions.
Other income (expense)
The $14.6 million increase in other income (expenses) for the calendar year 2019 compared to the calendar year 2018 was mainly driven by $13.5 million expense for charitable contributions as part of the Merger commitments that were recorded in 2018.
Income Taxes
The effective income tax rate for calendar year 2019 was 16.0% compared to 54.8% for calendar year 2018. The change in the effective income tax rate is primarily due to adjustments related to the amortization of excess deferred taxes. Refer to Note 9 — Income Taxes of the Notes to Financial Statements for details.

Statistical Information
Key gas delivery, weather and meter statistics are shown in the table below for the calendar years ended December 31, 2019 and 2018, three months ended December 31, 2018 and 2017, and fiscal years ended September 30, 2018 and 2017.

Gas Deliveries, Weather and Meter Statistics
	Calendar Years Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,		Increase (decrease)
	2019	2018	2018	2017	2018	2017	Calendar Year 2019 vs. 2018	Three Months 2018 vs. 2017	Fiscal Year 2018 vs. 2017
Gas Sales and Deliveries (millions of therms)
Firm	1,410.0	1,461.6	473.7	441.2	1,455.6	1,269.8	(51.6)	32.5	185.8
Interruptible	259.4	245.5	67.2	72.2	250.7	245.1	13.9	(5.0)	5.6
Electric generation	67.0	172.8	24.3	32.1	180.6	87.6	(105.8)	(7.8)	93.0
Other	36.8	37.4	—	—	—	—	(0.6)	—	—
Total deliveries	1,773.2	1,917.3	565.2	545.5	1,886.9	1,602.5	(144.1)	19.7	284.4
Degree Days
Actual	3,552	3,820	1,398	1,335	3,759	3,127	(268)	63	632
Normal	3,855	3,917	1,392	1,419	3,944	3,970	(62)	(27)	(26)
Percent colder (warmer) than normal	(7.9)%	(2.5)%	0.4%	(5.9)%	(4.7)%	(21.2)%	n/a	n/a	n/a
Average active customer meters	1,189,000	1,177,000	1,181,000	1,167,000	1,173,000	1,155,000	12,000	14,000	18,000
Ending active customer meters	1,192,462	1,184,830	1,184,830	1,169,294	1,177,976	1,163,655	7,632	15,536	14,321
New customer meters added	11,898	11,975	3,216	3,673	12,581	12,488	(77)	(457)	93
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
During the calendar year ended December 31, 2019, the comparison in natural gas deliveries to firm customers primarily reflects 7.9% warmer than normal weather when measured by HDDs, compared to 2.5% warmer than normal weather for the prior year. We also had an increase in average active customer meters of approximately 12,000 during the calendar year ended December 31, 2019, when compared to the prior year.
Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a bundled basis. This does not affect Washington Gas' net income because Washington Gas charges its customers the cost of gas without any mark-up. Of Washington Gas’ 1.2 million

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

active customers at December 31, 2019, approximately 171,000 customers purchased their natural gas commodity from unregulated third-party marketers.
Gas Service to Interruptible Customers
Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers increased by 13.9 million therms during the calendar year ended December 31, 2019 compared to the prior year primarily due to increased demand in 2019.
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
Gas Service for Electric Generation
Washington Gas delivers natural gas for use at two electric generation facilities in Maryland that are each owned by companies independent of WGL. During the calendar year ended December 31, 2019, deliveries to these customers decreased by 105.8 million therms from the calendar year 2018. Washington Gas shares with firm customers a significant majority of the margins earned from natural gas deliveries to these customers. Therefore, changes in the volume of interruptible gas deliveries to these customers do not materially affect either net revenues or net income.
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
The average commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.28, $0.37, $0.30, and $0.27 per therm for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively.
Liquidity and Capital Resources
General Factors Affecting Liquidity
Washington Gas generally meets its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper and long-term debt, and equity infusions from its parent holding companies, routed through Wrangler. Access to short-term debt markets is necessary for funding our short-term liquidity requirements, the most significant of which include buying natural gas and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund capital expenditures and retire long-term debt. Under the Merger commitments agreed to by AltaGas and Washington Gas during the Merger and other rules imposed by regulatory commissions or laws in Washington Gas’ service territory, the Company is prohibited and/or restricted in its ability to make advances or issue loans to an affiliate or parent holding company without prior regulatory commission approval.
Our plans provide sufficient liquidity to satisfy our financial obligations. Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At December 31, 2019, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
Short-Term Cash Requirements and Related Financing
Washington Gas has seasonal short-term cash requirements to fund the purchase of storage gas inventory in advance of the winter heating season. The Company collects the cost of gas under cost recovery mechanisms approved by our regulators.
In the first and fourth quarters of each calendar year, Washington Gas’ large sales volumes cause its cash requirements to peak when combined storage inventory, accounts receivable, and unbilled revenues are at their highest levels. In the second and third quarters of each calendar year, after the heating season, Washington Gas typically experiences a seasonal net loss due to reduced demand for natural gas. During this period, large amounts of Washington Gas’ current assets are converted to cash.
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. In December 2019, we classified $100.0 million commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis.
On July 19, 2019, Washington Gas entered into an amended and restated senior unsecured revolving credit facility with a term of five years, plus two one-year extension options, available with the bank group’s approval (the Credit Facility). The Credit Facility amended and restated Washington Gas’ prior $350 million credit facility and permits Washington Gas to borrow up to $450 million with an option to increase the facility by an additional $100 million with the bank group’s approval, for a total potential maximum borrowing of $550 million. The interest rate of loans made under the credit facilities will be a fluctuating rate per annum that will be set using certain parameters at the time each loan is made. Bank credit balances available to Washington Gas under the existing credit facility, net of commercial paper balances were $50.0 million and $54.0 million at December 31, 2019 and 2018, respectively.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements are capital expenditures and long-term debt maturities. Our capital expenditures primarily relate to adding new utility customers and system supply and maintaining the safety and reliability of Washington Gas’ distribution system.
Security Ratings
On December 11, 2019, Standard & Poor’s Rating Services (S&P) revised its outlook on AltaGas from negative to stable, and raised the senior unsecured debt credit rating for Washington Gas from BBB+ to A- and its outlook from negative to stable. Washington Gas has ring fencing measures in place that financially separate Washington Gas from WGL, AltaGas and its affiliates as a way to protect its consumers from financial instability or bankruptcy that may be experienced by Washington Gas' parents or affiliates. S&P views the ring-fencing provisions sufficient to insulate Washington Gas from AltaGas and its other subsidiaries to warrant three-notches of ratings separation between Washington Gas and AltaGas. The credit rating for Washington Gas' commercial paper remained at A-2.
On January 30, 2020, Moody's Investors Service (Moody's) downgraded the ratings of Washington Gas' senior unsecured debt credit rating to A3 from A2 and its commercial paper rating to P-2 from P-1. The outlook for Washington Gas is stable. Moody's affirmed the ratings of WGL's Baa1 for senior unsecured rating and P-2 commercial paper rating and changed its outlook to stable from negative.
The table below reflects the credit ratings for the outstanding debt instruments of Washington Gas as of December 31, 2019.

Rating Service	Senior Unsecured	Commercial Paper
Fitch Ratings(a)	A	F2
Moody’s Investors Service	A3	P-2
Standard & Poor’s Ratings Services	A-	A-2
(a) The credit ratings by Fitch Ratings for Washington Gas were revised on July 10, 2018 and the long-term debt ratings outlook was adjusted to stable.
.
Ratings Triggers and Certain Debt Covenants

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Under the terms of Washington Gas' revolving credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). At December 31, 2019 and 2018, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 52% and 47%, respectively. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions. At December 31, 2019 and 2018, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.

Historical Cash Flows
The following table summarizes Washington Gas' net cash provided by (used in) operating, investing and financing activities for calendar years ended December 31, 2019 and 2018, three months ended December 31, 2018 and 2017, and fiscal years ended September 30, 2018 and 2017:

	Calendar Years Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,		Increase / (Decrease)
(In millions)	2019	2018 (Unaudited)	2018	2017 (Unaudited)	2018	2017	Calendar year	Three Months	Fiscal year
							2019 vs. 2018	2018 vs. 2017	2018 vs. 2017
Cash provided by (used in):									.
Operating activities	$203.3	$56.3	$(94.5)	$(28.5)	$122.3	$207.3	$147.0	$(66.0)	$(85.0)
Financing activities	$219.4	$448.8	$226.9	$110.4	$332.3	$196.1	$(229.4)	$116.5	$136.2
Investing activities	$(433.0)	$(440.3)	$(126.0)	$(75.3)	$(389.6)	$(403.4)	$7.3	$(50.7)	$13.8
Cash Flows Provided by Operating Activities
Washington Gas' cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. Cash flow provided by operating activities was $203.3 million for the calendar year 2019, a $147.0 million increase from calendar year 2018. The increase was mainly driven by decreased cash payments for Merger commitments and related costs due to the Merger in 2018.
Cash Flows Provided by Financing Activities
Net cash flows provided by financing activities was $219.4 million in the calendar year 2019 compared to $448.8 million in 2018. The $219.4 million cash flows from financing activities in 2019 was mainly driven by $298.5 million proceeds from issuance of medium-term note in September 2019, $103.5 million net proceeds from commercial paper borrowings, offset by $50.0 million long-term debt repayment and $100.7 million in dividend payments on preferred and common stocks. Additionally, we paid $28.7 million to redeem three outstanding series of preferred stock in December 2019. The $448.8 million cash flows from financing activities in 2018 was mainly driven by $402.7 million capital infusion from our parent company, $134.0 million net proceeds from short-term borrowings, offset by $50 million long-term debt repayment and $90.8 million dividend payments on preferred and common stocks in 2018.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $433.0 million and $440.3 million for the calendar years ended December 31, 2019 and 2018, respectively, which primarily consists of capital expenditures made by Washington Gas.
The following table depicts our actual capital expenditures for calendar years ended December 31, 2019 and 2018, three months ended December 31, 2018, and for the fiscal years ended September 30, 2018 and 2017. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our utility.

Capital Expenditures
	Calendar Years Ended December 31,		Three Months Ended December 31		Fiscal Years Ended September 30,
(In millions)	2019	2018	2018	2017	2018	2017
New business(a)	$135.1	$149.3	$33.2	$24.2	$141.3	$129.4
Replacements:
Accelerated Replacement Programs(b)	167.1	124.3	31.8	24.4	111.7	131.0
Other	87.8	92.9	22.6	10.4	70.5	68.1
Customer information system	—	—	—	—	—	28.1
Other utility	43.0	77.0	16.8	4.5	72.3	40.4
Cash basis adjustments	—	—	21.6	11.8	(3.0)	6.4
Total (c)	$433.0	$443.5	$126.0	$75.3	$392.8	$403.4
(a) Includes certain projects that support the existing distribution system.
(b)Represents capital expenditures (excluding cost of removal), both approved, and expected to be approved, under our Accelerated Pipeline Replacement Programs in all jurisdictions. Refer to the section entitled "Accelerated Pipeline Replacement Programs" for a further discussion.
(c)Excludes Allowance for Funds Used During Construction and cost of removal.

Accelerated Pipe Replacement Programs (APRPs). APRPs are in place in all three of our jurisdictions. Washington Gas is accelerating pipe replacement in order to reduce risk and further enhance the safety and reliability of the pipeline system. Each regulatory commission having jurisdiction over Washington Gas’ retail rates has APRPs with an associated surcharge mechanism to recover the cost, including a return, on those capital investments between base rate cases. In contrast to the traditional rate-making approach to capital investments, for the APRPs, Washington Gas is receiving recovery for these investments through the approved surcharges for each program and is authorized to invest in each of these programs over a five-year period. The following table summarizes the status of our current accelerated pipe replacement programs in three of

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

our jurisdictions.

Jurisdiction	Estimated Cost	Status	Expected in-service date
District of Columbia	Estimated $305 million over the five-year period from April 2020 to December 2024, plus additional expenditures in subsequent periods.
Washington Gas has submitted an application for the second phase of PROJECT pipes to the Public Service
Commission of the District of Columbia (PSC of DC). In the interim, Phase 1 has been extended to March 31, 2020 for an amount not to exceed $12.5 million.
Individual assets are placed into service throughout the program.
Maryland	Estimated $350 million over the five-year period from January 2019 to December 2023, plus additional expenditures in subsequent periods.	The second phase of the accelerated utility pipe replacement programs in Maryland (STRIDE 2.0) began in January 2019.	Individual assets are placed into service throughout the program.
Virginia	Estimated $500 million over the five-year period from January 2018 to December 2022, including cost of removal, plus additional expenditures in subsequent periods.	The second phase of the accelerated pipe replacement programs in Virginia (SAVE 2.0) began in January 2018.	Individual assets are placed into service throughout the program.
Refer to "Rates and Regulatory Matters" for a further discussion on rate case decisions during the periods including the transfer of costs from surcharge to base rate recovery.
Contractual Obligations, Off-Balance Sheet Arrangements and Other Commitments.
Contractual Obligations
Washington Gas has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include long-term debt, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas commodity commitments and our commitments related to the business process outsourcing program. In addition, Washington Gas has made certain commitments related to the Merger with AltaGas.
The total contractual obligations and commitments for Washington Gas at December 31, 2019 for future calendar years are shown below.

Estimated Contractual Obligations and Commitments(g)
	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Pipeline and storage contracts(a)	$272.7	$259.5	$254.4	$245.2	$212.8	$791.4	$2,036.0
Long-term debt(b)	—	—	—	20.0	100.0	1,326.0	1,446.0
Interest expense(c)	60.8	60.8	60.8	59.8	59.5	965.9	1,267.6
Gas purchase commitments(d)	314.4	356.6	340.6	317.9	321.0	1,969.8	3,620.3
Operating leases	6.0	5.6	5.5	5.5	5.6	46.3	74.5
Business process outsourcing(e)	21.9	12.7	4.0	0.5	—	—	39.1
Environmental(f)	5.0	3.3	0.8	0.8	0.5	0.3	10.7
Merger commitments(g)	6.3	2.9	1.5	1.5	1.5	3.3	17.0
Total	$687.1	$701.4	$667.6	$651.2	$700.9	$5,103.0	$8,511.2
(a)Represents minimum payments for natural gas transportation, storage and peaking contracts.
(b)Represents scheduled repayment of principal.
(c)Represents the scheduled interest payments associated with long-term debt.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

(d)Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices at December 31, 2019. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.
(e) Represents fixed costs to service providers related to various contracts for business process outsourcing.
(f) Includes committed payments related to certain environmental response costs.
(g)Represents the estimated future payments of Merger commitments that has been accrued but not paid. At December 31, 2019, the cumulative amount of merger commitments that has been expensed was $136.6 million, of which $17.0 million has not been paid. In addition, there are certain regulatory commitments that were and will be expensed as the costs are incurred, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10 year period to further extend natural gas service; and spending $8.0 million for leak mitigation within 3 years after the Merger close.
The table above reflects fixed and variable obligations. Certain of these estimates reflect likely purchases under various contracts and may differ from minimum future contractual commitments disclosed in Note 13 — Commitments and Contingencies of the Notes to Financial Statements.
For commitments related to Washington Gas’ pension and post-retirement benefit plans, refer to Note 10 — Pension and Other Post-Retirement Benefit Plans of the Notes to Financial Statements.
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
The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2019.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$36.0	$—	$36.0	2	$20.3
Non-Investment Grade	—	—	—	—	—
No External Ratings	9.3	2.4	6.9	1	5.4
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
Retail Credit Risk
Washington Gas is at risk of non-payment of utility bills by customers. To manage this customer credit risk, Washington Gas may require cash deposits from high risk customers to cover payment of their bills until the requirements for the deposit refunds are met. Base rates include a provision for recovery of uncollectible accounts based on historical levels of charge offs of accounts receivable. Washington Gas also has a provision in its Gas Administrative Charge mechanism that includes an

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

allowance for commodity amounts included in uncollectible accounts. In addition, Washington Gas has a POR program in Maryland and the District of Columbia, whereby it purchases receivables from participating energy marketers at approved discount rates, which incorporates the risk of non-payment by the retail customers for these receivables.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the energy-related derivatives during the calendar year ended December 31, 2019.

Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2019	$(106.3)
Net fair value of contracts entered into during the period	(8.4)
Other changes in net fair value	27.9
Realized net settlement of derivatives	(4.2)
Net assets (liabilities) at December 31, 2019	$(91.0)

Roll Forward of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2019	$(106.3)
Recorded to income	5.5
Recorded to regulatory assets/liabilities	14.0
Realized net settlement of derivatives	(4.2)
Net assets (liabilities) at December 31, 2019	$(91.0)

The maturity dates in calendar years of our net assets (liabilities) associated with the energy-related derivatives recorded at fair value at December 31, 2019, is summarized in the following table based on the level of the fair value calculation under Accounting Standards Codification (ASC) Topic 820.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives

(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Level 1 — Quoted prices in active markets	$—	$—	$—	$—	$—	$—	$—
Level 2 — Significant other observable inputs	(6.7)	0.5	—	—	—	—	(6.2)
Level 3 — Significant unobservable inputs	2.9	2.8	(0.3)	(2.2)	(3.4)	(84.6)	(84.8)
Total net assets (liabilities) associated with our energy-related derivatives	$(3.8)	$3.3	$(0.3)	$(2.2)	$(3.4)	$(84.6)	$(91.0)
Refer to Note 14 — Derivatives and Note 15 — Fair Value Measurements of the Notes to Financial Statements for a further discussion of our derivative activities and fair value measurements.
Weather Risk
The Company is exposed to various forms of weather risk due to seasonal operations, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our calendar year in which Washington Gas is going into or coming out of the winter heating season. During the shoulder months within quarters ending June 30 (particularly in April and May) and December 31 (particularly in October and November), customer heating usage may not highly correlate with historical levels or with the level of heating degree days that occur, particularly when weather patterns experienced are not consistently cold or warm.
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
At December 31, 2019 and 2018, Washington Gas had outstanding commercial paper and project financing of $399.5 million and $311.5 million, respectively. The carrying amount of commercial paper and project financing approximates their fair value. At December 31, 2019, a change of 100 basis points in the underlying average interest rate for our commercial paper would have caused a change in interest expense of approximately $2.3 million.
At December 31, 2019 and 2018, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,330.9 million and $1,035.0 million, respectively, excluding current maturities and commercial paper. At December 31, 2019, the fair value of Washington Gas’ fixed-rate debt was $1,480.8 million. Our sensitivity analysis indicates that fair value would increase by approximately $77.3 million or decrease by approximately $71.6 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
At December 31, 2019, a total of $1,202.5 million, or approximately 89.3% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities and commercial paper, have make-whole call options which would require us to pay a premium over the face amount if we were to exercise them.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Refer to Note 14 — Derivatives of the Notes to Financial Statements for a further discussion of our interest-rate risk management activity.

Rates and Regulatory Matters
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable.

Summary of Major Rate Increase Applications and Results
Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return
				Requested		Granted		Overall	Equity
District of Columbia	1/13/2020		12/31/2019	$35.2	14.70%			7.56%(a)	10.4%(a)
District of Columbia	2/26/2016	3/24/2017	9/30/2015	$17.3	7.60%	$8.5	3.70%	7.57%	9.25%
Maryland	4/22/2019	10/15/2019	3/31/2019	$35.9	6.64%	$27.0	5.04%	7.24%	9.70%
Maryland	5/15/2018	12/11/2018	3/31/2018	$56.3	10.96%	$28.6	5.69%	7.30%	9.70%
Virginia	7/31/2018	1/2/2019	12/31/2017	$37.6	7.18%	$13.2	2.52%	7.22%	9.20%
Virginia	6/30/2016	11/28/2016	9/30/2015	$45.6	9.30%	$34.0	6.93%	— %(b)	9.50%
(a) The overall rate of return and return on equity are rates requested by Washington Gas in its most recent rate case.
(b) The Virginia order did not specify an overall allowed rate of return.
The following is a discussion of significant current regulatory matters. Refer to the section "Accelerated Pipe Replacement Programs" above for a discussion of regulatory matters associated with those programs.

District of Columbia Jurisdiction
PROJECTpipes 2 Plan. On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of the PROJECTpipes 2 Plan, the second phase of Washington Gas' APRP, to cover the period from October 1, 2019 through December 31, 2024.  The PROJECTpipes 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding new features to enhance the safety of Washington Gas’ system, with an estimated total cost of $305.3 million. On September 5, 2019, the PSC of DC issued an order extending the original PROJECTpipes an additional six months through March 31, 2020, in an amount not to exceed $12.5 million. On September 13, 2019, Washington Gas submitted a revised five year final annual project list. The parties are engaged in settlement negotiations, as directed by the PSC of DC. On February 14, 2020, a final settlement conference report was submitted, and the PSC of DC continues to review the PROJECTpipes 2 Plan.
District of Columbia 2020 Rate Case. On January 13, 2020, Washington Gas filed an application for authority to increase charges for gas service in the District of Columbia. The requested rates are designed to collect approximately $35.2 million in total annual revenues. Of the approximate $35.2 million revenue increase requested, $9.1 million represents costs collected through the PROJECTpipes surcharge; therefore, the incremental amount of the base rate increase is approximately $26.1 million. The Company requests that new rates be implemented by January 1, 2021.
Maryland Jurisdiction
Maryland Rate Case 2019. On April 22, 2019, Washington Gas filed an application with the PSC of MD to increase its base rates for natural gas service, generating $30.8 million in additional annual revenue. The revenue increase represented an increase in base rates of $35.9 million, of which approximately $5.0 million relates to costs being collected through the monthly STRIDE surcharges for system upgrades. The filing also requested an increase to the Company’s return on equity from 9.7% to 10.4%. The Company also proposed a Safety Response Tracker to reconcile leak management expenses above or below the test year level on an annual basis outside of a base rate case. On August 30, 2019 Washington Gas, the Staff of the PSC of MD, the Maryland Office of People’s Counsel and the Apartment & Office Building Association of Metropolitan Washington submitted a Stipulation and Settlement designed to generate an additional $27.0 million in base rates. The Stipulation stated an overall rate of return of 7.42%, established a return on equity of 9.70%, and stated a common equity ratio of 53.5% for the Company’s hypothetical capital structure. The Stipulation and Settlement did not adopt the proposed Safety Response Tracker. On October

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

15, 2019 the PSC of MD issued Final Order No. 89303 which accepted the Stipulation and Settlement without change. Pursuant to Order No. 89303 Washington Gas’s revised base rates went into effect for service rendered on or after October 15, 2019.
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

Maryland Show-Cause Order. Following the NTSB hearing that examined the August 10, 2016, explosion and fire at an apartment complex in Silver Spring, Maryland, on September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. See Item 3 - Legal Proceedings and Note 13 - Commitments and Contingencies of the Notes to Financial Statements for additional information.
Virginia Jurisdiction
Application for the SAVE Act Plan Rider. On September 3, 2019, Washington Gas filed with the SCC of VA an application for approval of the SAVE Plan Rider for Calendar Year 2020 of its annual adjustment of its Commission-approved SAVE Act under which the Company's 2020 SAVE Plan Rider is reconciled and adjusted. Washington Gas proposed to invest approximately $132 million over calendar year 2020 to continue work on previously approved distribution and transmission system accelerated replacement programs. Public comments were due by October 31, 2019. The SCC of VA issued an Order on November 26, 2019, approving a SAVE Rider for 2020 in the amount of approximately $13.8 million. The SAVE Rider rates approved by the Commission reflect an investment of approximately $127 million over the 12-month period beginning on January 1, 2020.
Virginia Rate Case - 2018. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporated the effects of the Tax Cuts and Jobs Act (the Tax Act). Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On September 16, 2019, the HE issued a report that made certain recommendations, to which the Company responded on October 21, 2019. Thereafter, on December 20, 2019, the SCC of VA issued a Final Order that accepted some of the HE’s findings and either rejected or made adjustments to others. The Final Order included approval of (i) an increase in base rates of $13.2 million to reflect the transfer of $101.9 million of SAVE investment from the SAVE Rider to rate base (no additional revenue increase); and (ii) amortization of unprotected plant-related and non-plant-related excess deferred income tax over 8 years.
For the calendar year ended December 31, 2019, Washington Gas made the following pre-tax adjustments based on the HE’s recommendations and Commission's Final Order: (i) reduced “Operating revenues-Utility” by $7.9 million to accrue additional amounts of liability subject to refund; (ii) reduced “Operating revenues-Utility” by $9.0 million associated with the revised amortization of the Tax Act liability; and (iii) wrote off $2.0 million in “Regulatory Assets - Other” and charged to “Operation and maintenance” expense. Additionally, the Company reduced income tax expense by $8.5 million related to the amortization of excess deferred income tax, and recorded $5.5 million after-tax impairment of a tax regulatory asset related to flow through income taxes. The total impact from the adjustments for the calendar year 2019 was a $18.9 million reduction in "Income before income taxes" and a $10.9 million reductions in "Net Income" on Washington Gas' statements of operations.
On January 9, 2020, Washington Gas filed a petition for reconsideration regarding the Commission’s decision to disallow recovery through base rates of the $7.1 million regulatory asset related to previously flowed through income taxes. On January 30, 2020, the Commission issued its Order on Reconsideration denying the Company’s petition, and directing the Company to issue rate refunds, as well as to begin return of regulatory liabilities over a twelve-month period, within 90 days of the date of the Order on Reconsideration.

Critical Accounting Policies

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
We have identified the following critical accounting policies discussed below that require our judgment and estimation, where the resulting estimates have a material effect on our net income.
Accounting for Revenue
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
For regulated deliveries of natural gas, Washington Gas reads meters and bills customers on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. Washington Gas accrues estimated unbilled revenues for gas that has been delivered but not yet billed at the end of an accounting period by jurisdiction and customer class, including the estimated effects of billing adjustment mechanisms.
See Note 1 — Accounting Policies and Note 2 — Revenue from Contracts with Customers of the Notes to Financial Statements for additional information.
Accounting for Regulatory Operations—Regulatory Assets and Liabilities
Washington Gas accounts for its regulated operations in accordance with FASB Accounting Standards Codification (ASC) Topic 980, Regulated Operations (ASC Topic 980), which results in differences in the application of GAAP between regulated and unregulated businesses.
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
The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of December 31, 2019 are recoverable or refundable through rates charged to customers. See Note 3 — Regulated Operations of the Notes to Financial Statements for further discussion of our regulated operations.
Accounting for Contingencies
We account for contingent liabilities utilizing ASC Topic 450, Contingencies. By their nature, the amount of the contingency and the timing of a contingent event and any resulting accounting recognition are subject to our judgment of such events and our estimates of the amounts. Actual results related to contingencies may be difficult to predict and could differ significantly from the estimates included in reported earnings. For a discussion of contingencies, see Note 13 — Commitments and Contingencies of the Notes to Financial Statements.
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
Judgment is required in determining the appropriate accounting treatment for our derivative instruments, including our ability to: (i) evaluate contracts and other activities as derivative instruments subject to the accounting guidelines of ASC Topic 815; (ii) determine whether or not our derivative instruments are recoverable from or refundable to customers in future periods and

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

(iii) derive the estimated fair value of our derivative instruments. See Note 14 — Derivatives of the Notes to Financial Statements for a discussion of our derivatives.
Accounting for Fair Value Instruments
Fair value is based on actively quoted market prices when they are available. In the absence of actively quoted market prices, we seek indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, internal models are used to estimate prices based on available historical and near-term future price information and/or the use of statistical methods. These inputs are used with industry standard valuation methodologies. See Note 15 — Fair Value Measurements of the Notes to Financial Statements for a discussion of our valuation methodologies.
Accounting for Pension and Other Post-Retirement Benefit Plans
Washington Gas maintains defined benefit pension plans and other post-retirement benefit plans for eligible employees (the "Plans"). The measurement of the Plans’ obligations and costs is dependent on a variety of factors, such as employee demographics, the level of contributions made to the Plans, earnings on the Plans’ assets and mortality rates. The following assumptions are also critical to this measurement. These assumptions are derived on an annual basis with the assistance of a third-party actuarial firm:

•	Discount rate,

•	Expected long-term return on plan assets,

•	Rate of compensation increase,

•	Healthcare cost trend rate and

•	Projected increases to the Health Reimbursement Account (HRA) plan stipend.

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/- 1.00 pt.	n/a	$(7.5) / $7.5	n/a	$(5.2) / $5.2
Discount rate	+/- 0.25 pt.	$(33.1) / $35.8	$(2.7) / $2.8	$(8.5) / $9.0	$(0.0) / $0.0
Rate of compensation increase	+/- 0.25 pt.	$5.5 / $(4.5)	$0.8 / $(0.8)	n/a	n/a
Healthcare cost trend rate	+/- 1.00 pt.	n/a	n/a	$5.8 / $(5.1)	$0.6 / $(0.5)
Projected increases to the HRA plan stipend	+/- 1.00 pt.	n/a	n/a	$22.6 / $(18.8)	$2.8 / $(2.2)
See Note 10 — Pension and Other Post-retirement Benefits of the Notes to Financial Statements for additional discussion of the Plans.

Washington Gas Light Company
Part II
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following issues related to our market risks are included under Item 7 of this report and are incorporated by reference into this discussion.

•	Price Risk

•	Weather Risk

•	Interest-Rate Risk

Washington Gas Light Company
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

(In thousands)	December 31, 2019	December 31, 2018
ASSETS
Property, Plant and Equipment
At original cost	$5,962,866	$5,702,927
Accumulated depreciation and amortization	(1,579,718)	(1,513,590)
Net property, plant and equipment	4,383,148	4,189,337
Current Assets
Cash and cash equivalents	17,069	6,082
Receivables
Accounts receivable	259,053	292,871
Gas costs and other regulatory assets	9,894	6,020
Unbilled revenues	160,546	189,497
Allowance for doubtful accounts	(18,708)	(29,461)
Net receivables	410,785	458,927
Materials and supplies—principally at average cost	20,184	19,727
Storage gas	87,977	103,929
Prepaid taxes	34,576	27,193
Other prepayments	33,867	28,232
Receivables from associated companies	12,421	4,819
Derivatives	6,553	19,488
Other	19,619	20,347
Total current assets	643,051	688,744
Deferred Charges and Other Assets
Regulatory assets
Gas costs	98,717	141,636
Pension and other post-retirement benefits	39,435	86,493
Other	84,886	99,105
Prepaid post-retirement benefits	366,508	249,462
Right of use asset	40,004	—
Derivatives	10,370	11,318
Other	30,620	50,490
Total deferred charges and other assets	670,540	638,504
Total Assets	$5,696,739	$5,516,585
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,572,196	$1,562,573
Preferred stock	—	28,173
Long-term debt	1,430,949	1,035,033
Total capitalization	3,003,145	2,625,779
Current Liabilities
Current maturities of long-term debt	—	50,000
Notes payable and project financing	299,483	311,460
Accounts payable and other accrued liabilities	267,408	325,509
Customer deposits and advance payments	40,052	54,370
Gas costs and other regulatory liabilities	105,399	75,151
Accrued taxes	23,781	28,451
Payables to associated companies	57,923	95,228
Operating lease liability	5,850	—
Derivatives	4,069	20,295
Other	30,032	32,074
Total current liabilities	833,997	992,538
Deferred Credits
Unamortized investment tax credits	2,575	3,233
Deferred income taxes	462,475	454,248
Accrued pensions and benefits	115,837	156,210
Asset retirement obligations	206,820	300,769
Regulatory liabilities
Accrued asset removal costs	254,429	264,556
Other post-retirement benefits	199,665	121,345
Excess deferred taxes and other	404,700	431,913
Operating lease liability	53,642	—
Derivatives	97,695	116,847
Other	61,759	49,147
Total deferred credits	1,859,597	1,898,268
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$5,696,739	$5,516,585
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Operations
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2019	2018	2018	2017

OPERATING REVENUES	$1,330,651	$402,101	$1,248,063	$1,166,968
OPERATING EXPENSES
Utility cost of gas	461,574	156,641	407,043	297,856
Operation and maintenance	404,961	102,728	544,180	340,604
Depreciation and amortization	142,565	34,948	135,071	129,428
General taxes and other assessments	149,618	38,552	148,178	134,696
Total Operating Expenses	1,158,718	332,869	1,234,472	902,584
OPERATING INCOME	171,933	69,232	13,591	264,384
Other income (expense) — net	9,478	3,494	(7,592)	(545)
Interest expense	62,567	15,706	58,504	52,207
INCOME (LOSS) BEFORE INCOME TAXES	118,844	57,020	(52,505)	211,632
INCOME TAX EXPENSE (BENEFIT)	19,032	7,847	(25,863)	79,840
NET INCOME (LOSS)	$99,812	$49,173	$(26,642)	$131,792
Loss on preferred stock extinguishment	556	—	—	—
Dividends on preferred stock	1,169	330	1,320	1,320
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$98,087	$48,843	$(27,962)	$130,472
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2019	2018	2018	2017
NET INCOME (LOSS)	$99,812	$49,173	$(26,642)	$131,792
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	(649)	(226)	(675)	(767)
Change in actuarial net gain (loss)	16,262	(6,246)	6,324	6,232
Total pension and other post-retirement benefit plans	$15,613	$(6,472)	$5,649	$5,465
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	4,077	(1,675)	2,957	2,157
OTHER COMPREHENSIVE INCOME (LOSS)	$11,536	$(4,797)	$2,692	$3,308
COMPREHENSIVE INCOME (LOSS)	$111,348	$44,376	$(23,950)	$135,100
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2019	2018	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$99,812	$49,173	$(26,642)	$131,792
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	142,565	34,948	135,071	129,428
Amortization of:
Other regulatory assets and liabilities—net	8,491	1,859	6,917	6,422
Debt related costs	1,501	382	1,580	1,448
Deferred income taxes—net	19,690	8,012	(26,435)	77,586
Accrued/deferred pension and other post-retirement benefit cost	(1,466)	(330)	11,127	22,547
Compensation expense related to stock-based awards	3,626	1,353	19,067	16,153
Provision for doubtful accounts	17,266	5,940	20,224	14,484
Impairment loss	2,042	2,453	37,969	—
Unrealized (gain) loss on derivative contracts	(5,429)	4,200	(10,379)	(48,950)
Amortization of investment tax credits	(658)	(165)	(702)	(751)
Other non-cash charges (credits)—net	2,436	(453)	(2,450)	(1,592)
Changes in operating assets and liabilities (Note 18)	(86,547)	(201,840)	(43,050)	(141,238)
Net Cash Provided by (Used In) Operating Activities	203,329	(94,468)	122,297	207,329
FINANCING ACTIVITIES
Capital contributions from parent	—	100,000	402,728	—
Long-term debt issued	298,482	—	—	195,556
Long-term debt retired	(50,000)	(50,000)	—	—
Debt issuance costs	(3,130)	—	(366)	(661)
Long-term commercial paper issued (retired)—net	100,000	—	—	—
Notes payable issued (retired)—net	3,483	200,999	(27,998)	81,000
Project financing	—	—	53,018	9,314
Dividends on common stock and preferred stock	(100,736)	(24,078)	(88,908)	(87,118)
Payment for preferred stock extinguishment	(28,729)	—	—	—
Other financing activities—net	—	—	(6,197)	(1,982)
Net Cash Provided by Financing Activities	219,370	226,921	332,277	196,109
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(432,974)	(126,013)	(392,830)	(403,438)
Insurance proceeds related to investing properties	—	—	3,238	—
Net Cash Used in Investing Activities	(432,974)	(126,013)	(389,592)	(403,438)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,275)	6,440	64,982	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Year	71,423	64,983	1	1
Cash, Cash equivalents and Restricted Cash at End of the Year	$61,148	$71,423	$64,983	$1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 18)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Balance, September 30, 2016	46,479,536	46,479	488,135	586,662	(7,830)	1,113,446
Net income	—	—	—	131,792	—	131,792
Other comprehensive income	—	—	—	—	3,308	3,308
Stock-based compensation(a)	—	—	3,966	—	—	3,966
Dividends declared:
Common stock	—	—	—	(86,443)	—	(86,443)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2017	46,479,536	46,479	492,101	630,691	(4,522)	1,164,749
Net income (loss)	—	—	—	(26,642)	—	(26,642)
Other comprehensive income	—	—	—	—	4,176	4,176
Stock-based compensation(a)	—	—	(15,556)	4,197	—	(11,359)
Capital contribution from parent	—	—	402,728	—	—	402,728
ASU 2018-02 adoption impact (b)	—	—	—	1,484	(1,484)	—
Dividends declared:
Common stock	—	—	—	(89,568)	—	(89,568)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2018	46,479,536	$46,479	$879,273	$518,842	$(1,830)	$1,442,764
Net income	—	—	—	49,173	—	49,173
Other comprehensive income	—	—	—	—	(4,797)	(4,797)
Capital contribution from parent	—	—	100,000	—	—	100,000
Dividends declared:
Common stock	—	—	—	(24,237)	—	(24,237)
Preferred stock	—	—	—	(330)	—	(330)
Balance, December 31, 2018	46,479,536	46,479	979,273	543,448	(6,627)	1,562,573
Net income	—	—	—	99,812	—	99,812
Other comprehensive income	—	—	—	—	11,536	11,536
Loss on preferred stock extinguishment	—	—	—	(556)	—	(556)
Dividends declared:
Common stock	—	—		(100,000)	—	(100,000)
Preferred stock	—	—	—	(1,169)	—	(1,169)
Balance, December 31, 2019	46,479,536	46,479	979,273	541,535	4,909	1,572,196
(a) Stock-based compensation is based on the stock awards of WGL that are allocated to Washington Gas for its pro-rata share. We recorded $4.2 million accumulative adjustments to retained earnings for the fiscal year 2018 due to the adoption of Accounting Standards Update (ASU) 2016-09. We accelerated the vesting of stock-based awards upon the consummation of the Merger with AltaGas during the fourth quarter of fiscal year ended September 2018, which reduced the paid-in capital. See Note 11 — Stock-Based Compensation for a further discussion.
(b)Amount related to the adoption of ASU 2018-02. Washington Gas reclassified a credit of $1.5 million from AOCI to retained earnings at September 30, 2018.
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 1. ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
Following the 2018 Merger Agreement, Washington Gas became an indirect, majority owned subsidiary of, among other entities, AltaGas and WGL. In connection with the Merger and at the command of Washington Gas’ regulators, WGL formed a wholly owned subsidiary, Wrangler, a bankruptcy remote, special purpose entity to own the common stock of Washington Gas. In addition, WGL owns all of the shares of common stock of certain affiliated non-utility subsidiaries, some of which provide services to Washington Gas, and some of which own interests in other entities. On December 20, 2019, Washington Gas redeemed all the outstanding shares of its preferred stock. As a result, Washington Gas is now an indirect, wholly owned subsidiary of AltaGas and WGL. As a public utility company, Washington Gas sells and delivers natural gas to more than one million customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia.
The Financial Statements of Washington Gas has been prepared in conformity with GAAP and under the rules of the Securities and Exchange Commission (SEC).
The Merger with AltaGas was recorded using the acquisition method of accounting. Under SEC regulations, Washington Gas elected to not apply push down accounting to its stand-alone financial statements. The acquisition adjustments were recorded by AltaGas.
The information presented in this annual report on Form 10-K are presented solely for the registrant Washington Gas on a stand-alone basis.
Change of Fiscal Year End
On December 28, 2018, our Board of Directors approved a change of Washington Gas's fiscal year from the period beginning on October 1 and ending on September 30 to the period beginning on January 1 and ending on December 31. This annual report on Form 10-K is for the twelve-month period from January 1, 2019 to December 31, 2019. References in this report to "calendar year" refer to the year ended December 31. References in this report to "transition period" refer to the three-month transition period from October 1, 2018 through December 31, 2018. References in this report to "fiscal year" refer to the twelve-month period ending on September 30.
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
Property, Plant and Equipment
Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators in Maryland and the District of Columbia. AFUDC equity is reported on the statements of operations as non-cash income in "Other income (expense)". AFUDC debt is reported as a non-cash offset to interest expense. After construction is completed, the company are permitted to recover these costs through inclusion in rate base and the corresponding subsequent deprecation or amortization of those regulated assets. The rates for AFUDC for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017 was 3.48%, 5.84%, 2.42% and 2.73%, respectively.
Costs of replacement and betterments that extend the useful life of property, plant, and equipment are also capitalized. The cost of maintenance and repairs, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation applicable to its utility gas plant in service primarily uses a straight-line method over the estimated remaining life of the plant. The composite annual depreciation and amortization rate was 2.96%, 2.78%, 2.77%, and 2.80% for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table represents the components of Washington Gas' Property, Plant and Equipment at original cost.

	December 31,
($ In millions)	2019		2018
Distribution, transmission and storage	$5,148.1	86.3%	$4,888.4	85.7%
General, miscellaneous and intangibles	543.2	9.1%	542.9	9.5%
Construction work in progress (CWIP)	271.6	4.6%	271.6	4.8%
Total	5,962.9	100.0%	5,702.9	100.0%
Impairment of Long-Lived Assets
Management regularly reviews property and equipment and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
For our properties and equipment, the indicators of potential impairment may include a deteriorating business or legal climate, a significant adverse change in asset condition, specific regulatory disallowance, advances in technology or plans to dispose of an asset significantly before the end of its useful life, among others. Management performs a recoverability test whenever the indicators show a possible impairment. The amount used to test recoverability is determined based on an estimate of undiscounted cash flows, and measurement of an impairment loss is determined based on the fair value of the asset, using assumptions about future cash inflows and outflows over the life of an asset.
During the fiscal year ended September 30, 2018, Washington Gas recorded a $38.0 million impairment to Property, Plant and Equipment in connection with an agreement ancillary to the merger proceeding not to seek recovery of certain costs incurred under the Formal Case 1027 mechanical coupling program.
During the calendar year ended December 31, 2019, the three months ended December 31, 2018, and fiscal year ended September 30, 2017, Washington Gas did not record any impairments related to our long-lived assets.
Refer to Note 15 — Fair Value Measurements of the Notes to Financial Statements for further discussion of these assets.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent funds that are restricted to satisfy designated liabilities. Restricted cash and cash equivalents available to satisfy designated current liabilities are classified as current assets. Restricted cash and cash equivalents expected to satisfy non-current liabilities are classified as non-current assets. Pursuant to the Merger Agreement with AltaGas, we funded rabbi trusts of retirement benefits for executives and select management employees and deferred compensation benefits for outside directors in the fiscal year ended September 30, 2018. At December 31, 2019 and 2018, the rabbi trust funds are invested in money market funds which are considered as cash equivalents. The rabbi trust funds that are used for the settlement of benefit plans in long-term liabilities are classified in “Deferred charges and other assets-other”. The rabbi trust funds to settle benefit plans in current liabilities are classified in “Current Assets-Other” on Washington Gas’ balance sheet. Refer to Note 10 — Pension and Other Post-Retirement Benefits for a further discussion of the rabbi trusts and Note 18 — Supplemental Cash Flow Information for a further discussion of restricted cash and cash equivalents.
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
Leases

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Lessee. We determine if an arrangement is a lease and the lease classification at inception. For the operating leases in which we are the lessee, a right-of-use (ROU) asset and a lease liability is recognized at the commencement date based on the present value of lease payments over the lease term. We use the rate implicit in the lease to determine the present value of the lease payments when the rate is readily determinable or we use our incremental borrowing rate. Our ROU assets are adjusted for lease incentives, any lease payments made in advance, and initial direct costs incurred. Lease expenses are recognized on a straight-line basis over the lease term. The estimated lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our lessee building and certain equipment leases, we do not separate the lease and non-lease components. Variable lease payments are recognized as lease expense when the related facts and circumstances occur, and are dependent on various external factors, including real estate taxes, common area maintenance and usage charges.
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
Lessor. We determine if an arrangement is a lease and the lease classification at inception. Lease payments under operating leases are recognized on a straight-line basis over the lease term. For our building leases, we do not separate the lease and non-lease components.
Revenue and Cost of Gas Recognition
Revenues.  Washington Gas generally recognizes revenue from contracts with customers when natural gas is delivered. Washington Gas reads meters and bills customers on a 19-day monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period. Refer to Note 2 — Revenue from Contracts with Customers for further discussion of the Utility’s revenue from contracts with customers.
Alternative Revenue Programs. Certain ratemaking mechanisms of Washington Gas qualify as alternative revenue programs in accordance with ASC Topic 980, Regulated Operations, if (i) the program is established by an order from a regulatory commission and allows for automatic adjustment of future rates, (ii) additional program revenues (above those amounts currently reflected in base rates) are objectively determinable and probable of recovery, and (iii) the collection of the additional revenues is allowed within 24 months of the end of the period in which they were recognized. The Company has determined that its RNA, WNA and CRA billing adjustment mechanisms and APRPs are alternative revenue programs. Alternative revenue program revenues represent the initial recognition of revenue related to these programs. When amounts are billed and collected from customers through rates, the amounts are recorded as a recovery of the associated regulatory asset or liability.
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
Revenue Taxes.  Revenue taxes such as gross receipts taxes, regulatory fees, franchise fees and energy taxes are reported gross in operating revenues. During the calendar year ended December 31, 2019, three months ended December 31, 2018, and for fiscal years September 30, 2018 and 2017, $81.8 million, $24.2 million, $82.5 million, and $75.1 million, respectively, were recorded to "Operating revenues" of Washington Gas' statements of operations.
Transportation Gas Imbalance.  Interruptible shippers and third-party marketer shippers transport gas to Washington Gas’ distribution system as part of the unbundled services offered. The delivered volumes of gas from third-party shippers into Washington Gas’ distribution system rarely equal the volumes billed to third-party marketer customers, resulting in transportation gas imbalances. These imbalances are usually short-term in duration, and Washington Gas monitors the activity and regularly notifies the shippers when their accounts have an imbalance. In accordance with regulatory treatment, Washington Gas does not record a receivable from or liability to third-party marketers associated with gas volumes related to these transportation imbalances but, rather, reflects the financial impact as a regulatory asset or liability related to its gas cost adjustment mechanism, thereby eliminating any profit or loss that would occur because of the imbalance. The regulatory treatment combines the imbalance for all marketers, including our affiliate WGL Energy Services, into a single “net”

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

adjustment to the regulatory asset or liability. Refer to Note 16 — Related Party Transactions for further discussion of the accounting for these imbalance transactions.
Asset Optimization Program.  Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, futures and option contracts for periods when these resources are not being used to physically serve utility customers. Refer to “Derivative Activities” below for further discussion of the accounting for derivative transactions entered into under this program. Regulatory sharing mechanisms in all three jurisdictions outline how the profits from these transactions should be shared with Washington Gas’ customers.
All unrealized fair value gains and losses, and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in "Utility cost of gas" on the income statement or, in the case of amounts to be shared with rate payers, regulatory assets/liabilities on the balance sheet.
Storage Gas
Prior to September 30, 2017, Washington Gas accounted for storage gas inventories using the first-in, first-out method under which the oldest inventory items were recorded as being sold first. Starting in October 1, 2017, Washington Gas implemented a voluntary change in the application of an accounting principle with respect to accounting for natural gas, propane, and odorant inventories. Washington Gas now applies the average cost methodology under which the cost of units carried in inventory is based on the weighted average cost per unit of inventory. Washington Gas implemented the change in accounting principle on a prospective basis in accordance with ASC Topic 980.
On October 1, 2017, Washington Gas adopted ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. As a result of the new standard, beginning October 1, 2017, our inventory balances are stated at the lower of cost or net realizable value. Prior to October 1, 2017, our inventory balances were stated at the lower of cost or market. Interim period inventory losses attributable to lower of cost or net realizable value adjustments may be reversed if the net realizable value of the inventory is recovered by the end of the same year. In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through the cost of gas.
Washington Gas did not record a material lower-of-cost or net realizable value adjustment to net income for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal year September 30, 2018, or a lower-of-cost or market adjustment to net income for the fiscal year ended September 30, 2017.
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
As part of its asset optimization program, Washington Gas enters into derivative contracts related to the sale and purchase of natural gas at a future price with the primary objective of securing operating margins that Washington Gas expects to ultimately realize. The fair value changes of derivatives used under this program may cause significant period-to-period volatility in earnings for the portion of net profits retained for shareholders; however, this earnings volatility will not change the realized margins that Washington Gas expects to earn. In accordance with ASC Topic 815, all financially and physically settled contracts under our asset optimization program are reported on a net basis in the statements of operations in “Utility cost of gas”.
Washington Gas historically utilized derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of long-term debt. Gains or losses associated with these derivative transactions are deferred as regulatory assets or liabilities and amortized to interest expense in accordance with regulatory accounting requirements. Refer to Note 14 — Derivatives for further discussion of our derivative activities.
Income Taxes
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities computed on a separate company basis. Our deferred income taxes include those that are currently excluded for ratemaking purposes of Washington Gas. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process in future periods. Refer to Note 4 — Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and due to customers. Amounts applicable to income taxes due

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

from and due to customers primarily represent differences between the financial statement basis and tax basis of net utility plant in service. Refer to Note 9 — Income Taxes which provides detailed financial information related to our income taxes.
Stock-Based Compensation
We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC Topic 710, Compensation - General for certain awards that do not meet the definition of a stock-based award under ASC 718. All outstanding awards at December 31, 2019 and 2018 are liability-classified share-based awards.
We recognize stock-based compensation expense based on their fair value at the end of each reporting period. Compensation expense for awards subject to ASC 710 is recognized based on the probable outcome of the award at the end of each reporting period. For all awards, we estimate forfeitures over the requisite service period when recognizing compensation expense; these estimates are periodically adjusted to the extent to which actual forfeitures differ from such estimates. Refer to Note 11 — Stock-Based Compensation for further discussion of the accounting for our stock-based compensation plans.
Asset Retirement Obligations
Washington Gas accounts for its AROs in accordance with ASC Subtopic 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations. Our AROs include the costs to cut, purge and cap Washington Gas' distribution and transmission system. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded pursuant to GAAP and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities—Accrued asset removal costs” in accordance with ASC Topic 980. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations.

Changes in Asset Retirement Obligations
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Year Ended September 30,
(In millions)	2019	2018	2018	2017
Asset retirement obligations at beginning of the period	$308.1	$305.5	$298.9	$206.6
Liabilities incurred in the period	1.7	—	1.4	2.0
Revaluation of asset retirement obligation	(101.0)	—	—	89.5
Liabilities settled in the period	(7.4)	—	(7.3)	(7.2)
Accretion expense	10.2	2.6	12.5	8.0
Asset retirement obligations at the end of the period(a)	$211.6	$308.1	$305.5	$298.9
(a)Includes short-term asset retirement obligations of $4.8 million, $7.3 million, $7.3 million and $7.1 million for calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively.

Accounting Standards Adopted in the Calendar Year and Other Newly Issued Accounting Standards
The following tables represent accounting standards adopted by Washington Gas during the calendar year ended December 31, 2019, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

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

January 1, 2019
Leases, with terms longer than 12 months, for which Washington Gas is the lessee have been reflected on the balance sheet by recording an increase to non- current assets and an increase to deferred credits net of the current portion that is recorded in current liabilities. Upon adoption, Washington Gas recorded lease liabilities of $58.9 million and a right-of-use asset of $43.2 million, net of lease incentives and prepaid or deferred rent balances of $15.7 million.  Washington Gas utilized the transition practical expedients which allow entities to not have to reassess whether an arrangement contains a lease and the lease classification under the provisions of ASC Topic 842, land easements, and not separating out the lease and non-lease components for certain classes of assets. As a result of the transition practical expedients, Washington Gas’ operating leases on transition are consistent with its conclusions under ASC Topic 840, Leases. Washington Gas has also elected to present prior comparative information under ASC Topic 840. See Note 3 — Leases for further information and the new required lease disclosures.

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
January 1, 2019	The adoption of this ASU did not have an impact to our financial statements. The guidance will only have an impact on new transactions that are entered into and where hedge accounting is elected.
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
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including other subsequent ASUs further amending and clarifying the guidance.
For credit losses on financial instruments measured at amortized cost, this standard changes the current incurred loss impairment methodology to an expected loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  In addition, entities may make a one-time irrevocable election on certain eligible financial instruments to elect fair value treatment on an instrument-by-instrument basis.  Early adoption is permitted.
January 1, 2020
Cash equivalents, trade accounts receivable, unbilled revenue, and contract assets are within the scope of the new standard. We will make a one-time election to measure our cash equivalents at fair value. We analyzed our current methodology to recognize estimated credit losses and we will be making adjustments to our current methodology at adoption to meet the requirements of the new standard. These changes are not expected to have a material effect on our financial statements.

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
ASU 2019-01, Leases (Topic 842) Codification Improvements
This update addresses the determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers, provides guidance for the presentation of the statement of cash flows for sales-type and direct financing leases, and clarifies transition disclosures related to the adoption of ASC 842.
		January 1, 2020	It is not expected that the adoption of this standard will have a material effect on our financial statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This standard modifies the disclosure requirements related to defined benefit pension and other postretirement plans. Early adoption is permitted.	December 31, 2020	It is not expected that the adoption of this standard will have a material effect on our financial statements.
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	As part of FASB's Simplification Initiative, this standard amends ASC Topic 740 by removing certain exceptions to the general principles and clarifying and amending other current guidance.	January 1, 2021	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) and subsequent ASUs clarifying the guidance on October 1, 2018, using the modified retrospective method of adoption. Under this approach, prior year results are not required to be restated. Adoption of this standard did not change the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded upon adoption. As a result, comparative disclosures for operating results for calendar year 2018 is not applicable because implementing the new standard did not change the timing or pattern of revenue recognition.
The Company recognizes revenue from contracts with customers to depict the transfer of goods or services to customers at an amount it expects to be entitled to in exchange for those goods or services. Washington Gas sells natural gas and distribution services to residential, commercial, industrial and governmental customers through regulated tariff rates approved by regulatory commissions in the jurisdictions where it operates. Customers are billed monthly based on regular meter readings. Customer billings are based on two main components: (i) a fixed service fee and (ii) a variable fee based on usage. For customers who choose to purchase their natural gas from Washington Gas, the bill will include a usage based charge for the cost of the commodity. Revenue is recognized over time as the natural gas is delivered or as the service is performed. As meter readings are performed on a cycle basis, Washington Gas recognizes accrued revenue for any services rendered to its customers but not billed at month-end. The tariff sales are generally considered daily or “at-will” contracts as customers may cancel their service at any time (subject to notification requirements in the tariff), and revenue generally represents the amount Washington Gas is entitled to invoice. There are certain contracts that have terms of one year or longer. For these contracts, revenue is recognized based on the amount Washington Gas is entitled to bill the customer.
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
We disaggregate revenue by type of service. The following table disaggregates revenue for the calendar year ended December 31, 2019 and three months ended December 31, 2018:

Disaggregated Revenue by Type of Service
(In millions)	Calendar Year Ended December 31, 2019	Three Months Ended December 31, 2018
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$975.8	$303.2
Gas delivered for others	270.7	74.3
Other	46.5	12.5
Other revenues	5.6	1.5
Total revenue from contracts with customers	$1,298.6	$391.5
Other sources of revenue
Revenue from alternative revenue programs (a)	$19.6	$9.1
Leasing revenue (b)	0.7	0.2
Other	11.8	1.3
Total revenue from other sources	32.1	10.6
Total Operating Revenue	$1,330.7	$402.1
(a) Washington Gas has determined that the Utility's RNA,WNA, and CRA billing adjustment mechanisms and APRPs are alternative revenue programs and accounted for under ASC Topic 980.
(b) For the calendar year ended December 31, 2019, revenue generated from Washington Gas lessor operating leases was accounted for under ASC Topic 842, Leases. For the three months ended December 31, 2018, revenue generated from Washington Gas lessor operating leases was accounted for under ASC Topic 840, Leases. See Note 3 — Leases for further information on leases.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. “Unbilled revenues” represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by federal government for the right to payment to occur. At December 31, 2019 and 2018, contract assets of $44.2 million and $85.3 million, respectively, have been recorded for financed projects within “Unbilled revenues” on the balance sheets. Washington Gas did not have any contract liabilities at December 31, 2019 and 2018. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

NOTE 3. LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842) and the following subsequent ASUs which amended the guidance: ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements, and ASU 2018-11, Leases Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors. The new leasing standard requires lessees to recognize a ROU asset and lease liability for leases classified as an operating lease. The significant effects of adopting this standard and the qualitative and quantitative disclosures required to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases are included in Note 1 — Accounting Policies and below.
Adoption of the new standard had a material impact on our balance sheets but did not have a material impact on our statements of operations. On January 1, 2019, the Company recorded ROU assets of $43.2 million (net of lease incentives and prepaid or deferred rent of $15.7 million), current lease liability of $2.8 million and non-current lease liability of $56.1 million related to our operating leases. The Company currently does not have finance leases. We elected to implement the new leasing standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. Under this approach, prior year results are not required to be restated and disclosures associated with prior periods are reported under ASC Topic 840.
Lessee Leases
The Company elected to use the transition practical expedient which allows an entity not to reassess whether any expired or existing contracts are, or contain, leases; the lease classification for any expired or existing leases; and the initial direct costs for any existing leases. The practical expedient also allows an entity not to reassess whether existing or expired land easements that were not previously accounted for as a lease under ASC Topic 840 was also elected. The Company elected not to separate lease and non-lease components for its building leases and has elected not to record a ROU asset and lease liability for short-term leases. Short-term leases are defined as leases with a term of 12 months or less at the commencement date, including extension options that are reasonably certain of being exercised, and do not include an option to purchase the underlying asset. Short-term lease costs for the period were not material.
Washington Gas has operating leases for our corporate headquarters and other corporate offices, communication tower space, and certain office equipment. Our leases have remaining lease terms from 1 to 22 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if either party does not provide intent to terminate. The leases generally have options to terminate with notice prior to the end of the lease term based on the contract terms. Refer to Note 16 — Related Party Transactions for discussion of leases with associated companies.
The following table provides our expected operating lease payments at December 31, 2019.

Maturity of Operating Lease Liabilities
(In millions)	December 31, 2019
2020	$6.0
2021	5.6
2022	5.5
2023	5.5
2024	5.6
Thereafter	46.3
Total lease payments	$74.5
Less: Interest	(15.0)
Present Value of Lease Liabilities	$59.5
Rent expense for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017 was $5.2 million, $0.6 million, $5.8 million and $5.3 million, respectively.
The following table provides supplemental cash flow information related to operating leases for the calendar year ended December 31, 2019.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Supplemental Cash Flow Information Related to Operating Leases
($ in millions)	Calendar Year Ended December 31, 2019
Cash paid for amounts included in the lease liabilities in the operating cash flows	$2.9
Operating lease cost (including variable lease costs of $1.9 million)	$7.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.5
At December 31, 2019, the weighted average remaining lease term for operating leases was 13.3 years, and the weighted average discount rate was 3.32%.
Lessor Leases
The Company also has lessor leases for land, office space and communication tower space that are classified as operating leases. The accounting for these operating leases remained unchanged upon the adoption of ASC 842. Washington Gas has elected not to separate the lease and non-lease components for its building leases. Our leases have remaining lease terms ranging from less than a year to 81 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if the lessee does not provide intent not to renew. The leases generally have options to terminate the leases with notice prior to the end of the lease term based on the contract terms. The lease agreements do not contain material residual value guarantees.
The following table summarizes the future operating lease payments to be received associated with these leases.

Maturity of Operating Lease Payments(a)
(In millions)	December 31, 2019
2020	$0.9
2021	0.7
2022	0.7
2023	0.7
2024	0.6
Thereafter	57.8
Total lease payments	$61.4
(a) The payments are presented on an undiscounted basis
The property, plant and equipment associated with these leases are not material. For information on the lease income recognized during the period, see the Disaggregated Revenue by Type of Service table in Note 2 — Revenue from Contracts with Customers.
During the calendar year ended December 31, 2019, Washington Gas did not record any impairments related to our leased assets.

NOTE 4. REGULATED OPERATIONS

Washington Gas accounts for its regulated operations in accordance with ASC Topic 980. This standard includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators may require us to record expense in different periods than may be appropriate for unregulated enterprises. When this occurs, Washington Gas defers the associated costs as assets (regulatory assets) on its balance sheet and records them as expenses on its statements of operations as it collects the revenues designed to recover these costs through customers’ rates. Further, regulators can also impose liabilities upon a company for gains previously realized or for amounts previously collected from customers for expenses expected to be incurred in the future (regulatory liabilities).
When Washington Gas files a request with certain regulatory commissions to modify customers’ rates, it may be permitted to charge customers new rates, subject to refund, until the regulatory commission renders a final decision on the amount of the authorized change in rates. During this interim period, Washington Gas records a provision for a rate refund regulatory liability based on the difference between the amount it collects in rates and the amount it expects to recover from a final regulatory decision. Similarly, Washington Gas periodically records provisions for rate refunds related to other transactions. Actual results for these regulatory contingencies are often difficult to predict and could differ significantly from the estimates reflected in the financial statements. Refer to Note 13 — Commitments and Contingencies for further discussion of regulatory matters and related contingencies.
At December 31, 2019 and 2018, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as revenues or expenses in future periods as they are reflected in customers’ rates.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Regulatory Assets and Liabilities
	Regulatory Assets		Regulatory Liabilities
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Current:
Gas costs due from/to customers(a)	$5.9	$5.6	$44.2	$46.9
Interruptible sharing(a)	2.1	0.4	0.3	1.7
Revenue normalization mechanisms for Maryland and Virginia(a)	—	—	4.0	3.6
Accelerated replacement recovery mechanisms(l)	1.9	—	0.3	3.8
Rates subject to refund(c)	—	—	31.1	—
Tax Cuts and Jobs Act rate refunds(d)	—	—	25.5	19.2
Total current	$9.9	$6.0	$105.4	$75.2
Deferred:
Accrued asset removal costs(m)	$—	$—	$254.4	$264.6
Deferred gas costs(a)(b)	98.7	141.6	—	—
Pension and other post-retirement benefits
Deferred pension costs—trackers(e)	—	5.7	—	—
ASC Topic 715 unrecognized costs/income(a)(f)
Pensions	39.4	80.8	—	—
Other post-retirement benefits	—	—	199.7	121.3
Total pension and other post-retirement benefits	39.4	86.5	199.7	121.3
Other:
Income tax-related amounts due from/to customers(g)	26.0	41.6	400.6	427.2
Losses/gains on issuance and extinguishment of debt and interest-rate derivative instruments(a)(h)	13.9	15.0	1.2	1.3
Rights-of-way fees(a)	—	—	2.4	2.5
Business process outsourcing and related costs(a)	1.9	3.2	—	—
Non-retirement employee benefits(a)(i)	14.9	15.6	—	—
Deferred distribution integrity management (a)(j)	2.0	5.4	—	—
Recoverable portion of abandoned liquid natural gas facility(a)	2.3	2.7	—	—
Environmental response costs(a)(k)	7.0	5.8	—	—
Energy efficiency program-Maryland(n)	9.3	3.4	—	—
Other regulatory expenses	7.6	6.4	0.5	0.9
Total other	$84.9	$99.1	$404.7	$431.9
Total deferred	$223.0	$327.2	$858.8	$817.8
Total	$232.9	$333.2	$964.2	$893.0
(a)Washington Gas does not earn its overall rate of return on these assets. Washington Gas is allowed to recover and required to pay, using short-term interest rates, the carrying costs related to billed gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.
(b)Includes fair value of derivatives, which are not included in customer bills until settled.
(c)Represents estimated refunds related to customers billed at a higher rate during the interim period as part of the 2019 Virginia Rate Case.
(d)Represents amounts accrued for future refunds due to the Tax Cuts and Jobs Act of 2017. For a further discussion, see "Rates and Regulatory Matters" section of Management's Discussion Analysis and Note 9 — Income Taxes in the Notes to Financial Statements.
(e)Relates to the District of Columbia jurisdiction. The amortization of the regulatory tracker ended in 2019.
(f)Refer to Note 10 — Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.
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
(i)Represents the timing difference between the recognition of workers compensation and short-term disability costs in accordance with generally accepted accounting principles and the recovery of these costs through rates.
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
(l)Balance represents amounts deferred over collections or under collections of surcharges associated with Washington Gas' accelerated pipeline recovery programs in the District of Columbia, Maryland and Virginia compared the amounts reflected in revenues.
(m)Refer to Note 1 — Accounting Policies for a further discussion of these amounts.
(n)Balance represents amounts for costs incurred associated with Washington Gas' participation in the energy conservation and efficiency program EmPOWER in Maryland that are recovered from customer over time.

As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations. During the calendar year ended December 31, 2019, Washington Gas recorded a $2.0 million write down of the regulatory asset related to our distribution integrity management program based on the HE’s recommendations and Commission's Final Order related to Virginia rate case (Refer to Note 13 — Commitments and Contingencies for further discussion on the Virginia Rate case). During the three months ended December 31, 2018, Washington Gas recorded a $2.5 million write down to the regulatory asset associated with business process outsourcing costs, which was disallowed as a result of the Maryland Rate Case.

NOTE 5. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

(In millions)	December 31, 2019	December 31, 2018
Accounts payable—trade	$154.3	$228.9
Employee benefits and payroll accruals	39.2	28.0
Wages payable	22.2	22.6
Accrued interest	17.3	14.5
Other accrued liabilities	34.4	31.5
Total	$267.4	$325.5

NOTE 6. SHORT-TERM DEBT

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
Credit Facility
On July 19, 2019, Washington Gas entered into an amended and restated senior unsecured revolving credit facility with a term of five years, plus two one-year extension options, available with the bank group’s approval. The Credit Facility amended and restated Washington Gas’ prior $350 million credit facility and permits Washington Gas to borrow up to $450 million with an option to increase the facility by an additional $100 million, with the bank group’s approval, for a total potential maximum borrowing of $550 million. Washington Gas incurs Credit Facility fees, which in some cases are based on the long-term debt ratings of Washington Gas. If the long-term debt ratings were downgraded below certain levels, Washington Gas would be required to pay higher fees. There are five different levels of fees. Under the terms of the Credit Facility, the lowest level facility fee is 0.06% and the highest is 0.175%. The interest rate of loans made under the Credit Facility will be a fluctuating rate per annum that is set using certain parameters at the time each loan is made.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following is a summary of committed credit available at December 31, 2019 and 2018.

Committed Credit Available
(In millions)	December 31, 2019	December 31, 2018
Committed credit agreements
Unsecured revolving credit facility	$450.0	$350.0
Less: Commercial Paper outstanding (a)	(400.0)	(296.0)
Net committed credit available	$50.0	$54.0
Weighted average interest rate	2.04%	2.93%
(a) The amount presents principal amount of commercial paper.
At December 31, 2019 and 2018, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Under the terms of the Credit Facility, the ratio of financial indebtedness to total capitalization may not exceed 0.65 to 1.0 (65.0%). At December 31, 2019 and 2018, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization was 52% and 47%, respectively. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Should Washington Gas fail to pay principal or interest when due on any other indebtedness, such failure may be deemed to constitute a default. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At December 31, 2019 and 2018, Washington Gas was in compliance with all of the covenants under its Credit Facility.
Commercial Paper
Total commercial paper recorded was $399.5 million and $296.0 million at December 31, 2019 and 2018, respectively. In December 2019, we classified $100.0 million commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis. Accordingly, $299.5 million of commercial paper remained in “Note payable and project financing” at December 31, 2019.
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds for the construction of certain energy management services projects entered under Washington Gas’ area-wide contract resulting in a project financing obligation recorded in “Notes payable and project financing” on the balance sheet. As the construction work was performed, Washington Gas established a contract asset in “Unbilled revenue” representing the government’s obligation to remit principal and interest, and recorded a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount. WGL Energy Systems now directly obtains third-party project financing for energy management services projects with the federal government under Washington Gas’s area-wide contract. As work is performed, Washington Gas establishes a contract asset in “Unbilled revenue” representing the government’s obligation to remit principal and interest and records a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount.
At December 31, 2019, Washington Gas recorded $44.2 million of contract assets in “Unbilled revenues” and a $44.2 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete. There was no project financing obligation on Washington Gas’ balance sheet at December 31, 2019.
At December 31, 2018, Washington Gas recorded $85.3 million of contract assets in "Unbilled revenues", $15.5 million in a corresponding short-term obligation to third-party lenders in "Notes payable and project financing", and $69.7 million obligation to WGL Energy Systems in "Payables to associated companies" for energy management services projects that were not complete.
In October 2018, WGL Energy Systems repaid $53.0 million drawn by Washington Gas from a third-party lender for a specific project that the lender demanded repayment for due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in "Payables to associated companies" on Washington Gas' balance sheets at December 31, 2018. In February 2019, WGL sold the receivables, and accordingly, Washington Gas reversed the associated amount in “Payables to associated companies” and “Unbilled revenue” on its balance sheets.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas did not record a corresponding reserve for bad debts related to these contract assets at December 31, 2019 and 2018, based on our previous collection experience with receivables that have been financed for government agencies with minimal credit risk.

NOTE 7. LONG-TERM DEBT

First Mortgage Bonds
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. At December 31, 2019 and 2018, Washington Gas had no debt outstanding under the Mortgage. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.
Shelf Registration
At December 31, 2019, Washington Gas had remaining capacity under a shelf registration statement that was filed in May 2018 to issue up to $425.0 million of additional medium-term notes (MTN's).
Unsecured Notes
Washington Gas issues long-term debt that are unsecured long-term notes in the form of MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table shows the outstanding notes with maturities in calendar years at December 31, 2019 and 2018.

Long Term Debt Outstanding
($ In millions)	December 31, 2019	December 31, 2018

Washington Gas Unsecured Notes
Due 2019, 4.76%	$—	$50.0
Due 2023, 6.65%	20.0	20.0
Due 2025, 5.44%	40.5	40.5
Due 2026, 6.62% to 6.82%	53.0	53.0
Due 2027, 6.40% to 6.57%	72.0	72.0
Due 2028, 6.57% to 6.85%	52.0	52.0
Due 2030, 7.50%	8.5	8.5
Due 2036, 5.70% to 5.78%	50.0	50.0
Due 2040, 5.21%	75.0	75.0
Due 2043, 5.00%	75.0	75.0
Due 2044, 4.22% to 4.24%	150.0	150.0
Due 2046, 3.80%	450.0	450.0
Due 2049, 3.65%	300.0	—
Commercial Paper due in various years (c)	$100.0	$—
Total Long-Term Debt(a)	$1,446.0	$1,096.0
Unamortized discount	(4.3)	(2.9)
Unamortized debt expense	(10.8)	(8.1)
Less—current maturities	—	50.0
Total Long-Term Debt	$1,430.9	$1,035.0
Weighted average interest rate(b)	4.52%	4.77%
(a) Includes MTNs and private placement notes. The amount represents face value of long-term debt including current maturities.
(b) Weighted average interest rate is for the Washington Gas unsecured notes including current maturities.
(c) In December 2019, we classified $100.0 million commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis. Refer to Note 6 - Short-term debt for discussion on the credit facility.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table shows the issuances and retirements of Washington Gas' unsecured notes for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal year ended September 30, 2017. There were no issuances or retirements during the fiscal year ended September 30, 2018.

Washington Gas' Unsecured Notes Issuances and Retirements
(In millions)	Principal(a)(c)	Interest Rate(b)	Effective Cost(b)	Nominal Maturity Date
Calendar Year Ended December 31, 2019
Issuances:
09/13/2019	$300.0	3.65%	3.72%	9/15/2049
Retirements:
11/1/2019	$50.0	4.76%	4.76%	11/1/2019
Three Months Ended December 31, 2018
Retirements:
12/05/2018	$50.0	7.46%	7.46%	12/5/2018
Fiscal Year ended September 30, 2017
Issuances:
9/18/2017	$200.0	3.80%		9/15/2046
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

NOTE 8. PREFERRED STOCK

On December 20, 2019, Washington Gas redeemed all outstanding shares of its preferred stock for the respective call price per share for a total amount of $28.7 million, plus all accrued and unpaid dividends. A loss of $0.6 million was recorded in "Loss on preferred stock extinguishment" on Washington Gas' statements of operations. The following table lists Washington Gas' three series of preferred stock including the call price at which they were redeemed. The redemption was funded primarily through borrowings in the commercial paper program. Following the redemption, Washington Gas no longer pays quarterly preferred stock dividends. Since Washington Gas’ preferred shares had voting rights, as a result of this redemption, Washington Gas became an indirect wholly-owned subsidiary of AltaGas.

Preferred Stock
		Liquidation Preference
Preferred		Per Share		Call Price
Series	Shares	Involuntary	Voluntary	Per Share
$4.80	150,000	$100	$101	$101
$4.25	70,600	$100	$105	$105
$5.00	60,000	$100	$102	$102

NOTE 9. INCOME TAXES

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Through July 6, 2018 and prior to the Merger with AltaGas, WGL and its wholly owned subsidiaries filed a consolidated federal income tax return and various state income tax returns where they had a business presence. WGL and each of its subsidiaries participated in a tax sharing agreement that apportioned the consolidated tax among the subsidiaries on the separate return method.
Effective with the Merger and beginning July 7, 2018, our tax year end changed to December 31 and Washington Gas was included with AltaGas’ wholly owned US subsidiaries’ consolidated income tax return with AltaGas Services (U.S.), (ASUS) being the parent company of the consolidated group. Accordingly, Washington Gas filed a final return as part of the WGL's consolidated income tax return for the short tax year from October 1, 2017 to July 6, 2018. WGL and its wholly owned subsidiaries were included in the AltaGas' consolidated income tax returns beginning with the period from July 7, 2018 to December 31, 2018. We have established a new tax sharing policy with ASUS that allocates consolidated tax liabilities and benefits using a ratio determined by the separate taxable income for each member applied to the consolidated return tax liability of the group. Income taxes recorded for the period October 1, 2017 through July 6, 2018 were based on amounts we incurred as standalone corporations. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
At December 31, 2019, Washington Gas recorded $5.5 million receivable and $0.6 million payable with associate companies under the ASUS tax sharing policy. The amounts were recorded in "Receivable from associated companies" and "Payable to associated companies" on Washington Gas' balance sheets.
Impact of US Federal Income Tax Reform of 2017
On December 22, 2017, the Tax Act was signed into law. As of December 31, 2018, Washington Gas has completed its assessment of the accounting for applicable effects of the Tax Act and recorded the following measurement period adjustments in accordance with SEC Staff Accounting Bulletin 118 (SAB 118).
Bonus depreciation: Under the Tax Act, regulated public utility property is ineligible for bonus depreciation and is depreciated under the Modified Accelerated Cost Recovery System (MACRS) while non-utility property is eligible for 100% bonus depreciation. In accordance with the August 8, 2018 proposed depreciation regulations and the transitional rule above, an amount of $86.2 million of additional depreciation deduction for the short period ended July 6, 2018 was recorded in the fiscal year ended September 30, 2018. We recognized an additional $17.4 million of bonus eligible assets for the three months ended December 31, 2018.
Decrease in regulated revenues: In January 2018, Washington Gas filed applications for approval to reduce the distribution rates it charges customers in Maryland, Virginia and the District of Columbia to reflect the impact of the Tax Act. These applications proposed to reduce rates in these jurisdictions by a combined amount of $41.2 million annually, until base rates are reestablished in a separate rate proceeding. As described further below, the portion of this reduction in regulated revenues represented by the re-measurement of deferred tax assets and liabilities was recorded as a net regulatory liability under ASC 980, Regulated Operations. The net regulatory liability recorded is the amount we considered probable of regulatory treatment and refunded to customers in future periods. In addition, a portion of this reduction in regulated revenues relates to the federal tax expense at the new federal rate of 21% included in current base rates, effective January 1, 2018. For the three months ended December 31, 2018, the revenues were lowered by an additional $13.7 million. For the fiscal year ended September 30, 2018, revenues were lowered by $27.5 million to reflect the regulatory impact of the Tax Act.
Uncertain tax position: For the fiscal year ended September 30, 2018, the re-measurement of Washington Gas’ uncertain tax position related to temporary difference associated with repairs expense was a decrease in the amount of $14.8 million. Generally, a reserve for uncertain tax benefits related to prior years would not be re-measured if the tax exposure related to prior years where the federal income tax rate was 35%. However, Washington Gas' reserve for uncertain tax benefits relates solely to repair deductions for which the tax consequence of any disallowed deductions related to these temporary differences is expected to be prospective only. For the three months ended December 31, 2018, there was no additional impact recognized associated with re-measurement.
Re-measurement of deferred tax assets and liabilities: Under ASC Topic 740, the tax rate used to measure deferred tax assets and liabilities are the tax rates expected to be in place when the liability is expected to be ultimately settled or the asset recovered. We re-measured deferred tax balances as of September 30, 2017. The re-measurement of our deferred tax assets and liabilities includes the impact on our cumulative prior year deferred tax asset net operating loss (DTA NOL), investment tax credit and related attributes and deferred taxes associated with our benefit plans.
As of September 30, 2018, the effect of the re-measurement at a federal tax rate of 21% resulted in a net decrease in deferred tax liabilities in the amount of $421.7 million, including net tax gross-up, primarily related to the impact on plant-related

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

deferred tax liabilities. The re-measurement of deferred tax assets not associated with rate-making were recorded as income tax expense of $7.0 million.
Under ASC Topic 980, we recorded a regulatory liability for excess deferred income taxes of $431.0 million including tax gross-up for the fiscal year ended September 30, 2018. Included in this amount. we recorded a decrease for flow-through depreciation related items and an increase for the re-measurement of non-plant excess deferred taxes (including the net operating loss carryforward deferred tax asset). These adjustments both included the appropriate tax gross-up.
For the three months ended December 31, 2018, the final re-measurement implementation resulted in a net increase in deferred tax liabilities in the amount of $5.9 million, including net tax gross-up, and an increase to income tax expense of $1.2 million.
For the three months ended December 31, 2018, under ASC Topic 980, we reduced the net regulatory liability for excess deferred income taxes of $6.1 million including tax gross-up.
For the fiscal year ended September 30, 2018, the Company had cumulative taxable losses, and as a result, the Company recorded its deferred tax liabilities at a federal rate of 21% because all amounts will reverse in future years when the rate is expected to be 21%.
Components of Income Tax Expense or Benefit
The following tables provide the components of income tax expenses for the calendar year ended December 31, 2019, three months ended December 31, 2018, and for fiscal years ended September 30, 2018 and 2017.

Components of Income Tax Expense (Benefit)
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2019	2018	2018	2017

Current:
Federal	$—	$—	$—	$1,722
State	—	—	1,274	1,283
Total current	—	—	1,274	3,005
Deferred:
Federal	12,216	9,031	(36,331)	64,590
State	7,474	(1,019)	9,896	12,996
Total deferred(a)	19,690	8,012	(26,435)	77,586
Amortization of investment tax credits	(658)	(165)	(702)	(751)
Total income tax expense (benefit)	$19,032	$7,847	$(25,863)	$79,840
(a) Includes tax expense of $1.2 million and $7.0 million related to re-measurement of deferred income taxes for three months ended December 31, 2018 and the fiscal year ended September 30, 2018, respectively.

Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Calendar Year Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,
(In thousands)	2019		2018		2018		2017
Income taxes at statutory federal income tax rate(a)	24,957	21.00%	11,974	21.00%	(11,026)	21.00%	74,071	35.00%
Increase (decrease) in income taxes resulting from:
Plant basis differences	699	0.59	(4,261)	(7.47)	1,079	(2.06)	2,213	1.05
Allowance for funds used during construction	—	—	(520)	(0.91)	(70)	0.13	(291)	(0.14)
Amortization of investment tax credits	(658)	(0.56)	(165)	(0.29)	(703)	1.34	(751)	(0.35)
Amortization of excess deferred taxes	(18,020)	(15.16)	(2,431)	(4.26)	(9,798)	18.66	(196)	(0.09)
Cost of removal	5,837	4.91	(28)	(0.05)	(1,561)	2.97	(2,944)	(1.39)
State income taxes-net of federal benefit	6,440	5.42	2,737	4.80	(2,659)	5.06	9,482	4.48
Re-measurement	—	—	1,243	2.18	7,031	(13.39)	—	—
ASU 2016-09 adoption	—	—	—	—	(3,223)	6.14	—	—
Return to provision adjustment	(1,666)	(1.40)	—	—	(4,669)	8.89	(4,859)	(2.30)
Compensation Limitation under 162(m) and 280G	1,032	0.87	—	—	—	—	—	—
Other items-net	411	0.34	(702)	(1.23)	(264)	0.50	3,115	1.47
Total income tax expense (benefit) and effective tax rate	$19,032	16.01%	$7,847	13.77%	$(25,863)	49.24%	$79,840	37.73%
(a)As a result of the merger with AltaGas, Washington Gas is subject to two separate short periods and accompanying returns. The first period through July 6, 2018 is subjected to a higher, blended federal statutory tax rate. Due to the net operating loss for federal tax purposes through September 30, 2018, all the year activity is ultimately taxed at 21%. As such, for presentational purposes, we applied a 21% rate to the entire fiscal year 2018 activity.

Components of accumulated deferred income tax assets and liabilities
The following table provides the components of accumulated deferred income tax assets (liabilities) for Washington Gas at December 31, 2019 and 2018, and September 30, 2018.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Components of Accumulated Deferred Income Tax Assets (Liabilities)
(In thousands)	December 31, 2019	December 31, 2018
Deferred income tax assets:
Pensions	$16,923	$25,629
Uncollectible accounts	4,856	1,680
Inventory overheads	3,504	4,088
Employee compensation and benefits	30,461	40,960
Derivatives	6,522	8,737
Income taxes recoverable through future rates	130,946	96,256
Net operating loss	132,774	84,674
Total assets	325,986	262,024
Deferred income tax liabilities:
Other post-retirement benefits	86,994	63,540
Accelerated depreciation and other plant related items	691,134	636,196
Losses/gains on reacquired debt	499	571
Deferred gas costs	9,831	14,928
Other	3	1,037
Total liabilities	788,461	716,272
Net accumulated deferred income tax assets (liabilities)	$(462,475)	$(454,248)
The Company’s net operating losses generated through December 31, 2019 have expiration dates beginning in 2033. The Company's net operating losses will be utilized under the settlement of the tax sharing policy with affiliated companies.

Tabular Reconciliation of Unrecognized Tax Benefits
The following table summarizes the change in unrecognized tax benefits during calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years of 2018 and 2017, and our total unrecognized tax benefits at the periods under the provisions of ASC Topic 740:

Unrecognized Tax Benefits
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2019	2018	2018	2017
Total unrecognized tax benefits at beginning of the periods	$35,906	$43,567	$48,009	$42,283
Increases resulting from current period tax positions	—	2,574	10,947	10,766
Decreases resulting from prior period tax positions	(9,447)	(10,235)	(15,389)	(5,040)
Total unrecognized tax benefits at end of the periods	$26,459	$35,906	$43,567	$48,009
During the calendar year ended December 31, 2019, the three months ended December 31, 2018 and the fiscal year ended September 30, 2018, the unrecognized tax benefits for Washington Gas decreased by approximately $9.4 million, $7.7 million and $4.4 million, respectively, relating to uncertain tax positions, primarily due to the change in tax accounting for repairs and closed periods. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, if the IRS were to finalize and issue its proposed revenue procedure for gas distribution repair deductions.
Amounts of Interest and Penalties Recognized
Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the calendar

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

year ended December 31, 2019, three months ended December 31, 2018 and the fiscal years ended September 30, 2018 and 2017, there were no accrued interest expense or penalties associated with uncertain tax positions.
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
Several executive officers of Washington Gas also participate in a defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a defined contribution SERP (DC SERP). In addition, effective January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees. There are rabbi trusts associated with the DB SERP and DB restoration plans that were funded pursuant to the Merger Agreement. The rabbi trusts can be used to make payments to the participants or the payments can be made from operating funds. At December 31, 2019, the rabbi trust balance associated with these two plans were $40.0 million, of which $19.5 million was recorded in “Current Assets-Other” and $20.5 million was recorded in “Deferred Charges and Other Assets - Other”, along with other rabbi trust balances. Washington Gas accounts for the qualified pension plan, DB SERP and DB restoration plans under the provisions of ASC Topic 715, Compensation-Retirement Benefits.
Washington Gas offers defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We made matching contributions of $5.2 million, $1.1 million, $5.0 million, and $4.6 million during the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively. All employees not earning benefits in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plans were $3.2 million, $0.7 million, $2.7 million, and $2.2 million during the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively.
Washington Gas provides certain healthcare and life insurance benefits for retired employees of Washington Gas and certain employees of WGL subsidiaries. Substantially all employees of Washington Gas may become eligible for such benefits if they attain retirement status while working for Washington Gas. For eligible retirees and dependents not yet receiving Medicare benefits, Washington Gas provides medical, prescription drug and dental benefits through the Washington Gas Light Company Retiree Medical Plan (Retiree Medical Plan). For Medicare-eligible retirees age 65 and older, eligible retirees and dependents participate in a special tax-free Health Reimbursement Account plan (HRA plan) effective January 1, 2015. Participating retirees and dependents receive an annual subsidy to help purchase supplemental medical, prescription drug and dental coverage in the marketplace as well as additional reimbursement for catastrophic prescription drug costs. Washington Gas accounts for healthcare and life insurance benefits under the provisions of ASC Topic 715.
On September 25, 2015, the Retiree Medical Plan was amended to limit the aggregate cost of applicable employer-sponsored coverage, thereby avoiding the 40% excise tax enacted by the Patient Protection and Affordable Care Act of 2010. The resolution, which was effective September 30, 2015 applies to plan years beginning on or after January 1, 2018.
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
Obligations and Assets
Washington Gas uses a measurement date of December 31 for its pension and retiree health care and life insurance benefits plans upon the changing of fiscal years in 2018. Previously, Washington Gas used a measurement date of September 30. The following table provides certain information about Washington Gas’ post-retirement benefits:

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Post-Retirement Benefits
	Pension Benefits(a)				Health and Life Benefits
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,		Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In millions)	2019	2018	2018	2017	2019	2018	2018	2017
Change in projected benefit obligation(b)
Benefit obligation at beginning of period	$971.8	$989.8	$1,047.5	$1,069.3	$277.9	$283.3	$309.0	$324.3
Service cost	12.3	3.0	14.9	16.5	5.0	1.3	5.3	5.8
Interest cost	41.2	10.6	39.6	38.4	11.9	3.0	11.7	11.7
Change in plan benefits	0.2	0.2	—	—	—	—	—	1.1
Actuarial loss (gain)	103.6	(17.3)	(65.2)	(28.2)	(12.3)	(6.2)	(28.7)	(18.9)
Plan participants' contribution	—	—	—	—	1.6	0.9	1.9	1.8
Settlements	(19.4)	—	—	—	—	—	—	—
Benefits paid	(50.6)	(14.5)	(47.0)	(48.5)	(15.8)	(4.4)	(15.9)	(16.8)
Other	0.8	—	—	—	0.9	—	—	—
Projected benefit obligation at end of period(b)	$1,059.9	$971.8	$989.8	$1,047.5	$269.2	$277.9	$283.3	$309.0
Change in plan assets
Fair value of plan assets at beginning of period	$807.0	$863.9	$872.5	$850.0	$528.8	$569.3	$540.5	$505.0
Actual return on plan assets	176.7	(42.3)	38.8	68.6	123.4	(32.0)	43.0	48.1
Company contributions	21.5	0.4	1.8	4.4	—	1.3	5.0	8.2
Plan participants' contribution	—	—	—	—	1.6	0.9	1.9	1.8
Settlements	(19.4)	—	—	—	—	—	—	—
Expenses	—	(0.5)	(2.2)	(2.0)	—	(6.3)	(5.2)	(5.8)
Benefits paid	(50.6)	(14.5)	(47.0)	(48.5)	(15.8)	(4.4)	(15.9)	(16.8)
Fair value of plan assets at end of period	$935.2	$807.0	$863.9	$872.5	$638.0	$528.8	$569.3	$540.5
Funded status at end of period	(124.7)	(164.8)	(125.9)	(175.0)	368.8	250.9	286.0	231.5
Allocation to affiliates	(0.8)	(1.6)	(1.3)	(1.7)	2.3	1.4	1.7	1.2
Adjusted funded status at end of period	$(123.9)	$(163.2)	$(124.6)	$(173.3)	$366.5	$249.5	$284.3	$230.3
Total amounts recognized on balance sheet
Non-current asset	$—	$—	$—	$—	$366.5	$249.5	$284.3	$230.3
Current liability	(19.6)	(20.2)	(20.2)	(6.5)	—	—	—	—
Non-current liability	(104.3)	(143.0)	(104.4)	(166.8)	—	—	—	—
Total recognized	$(123.9)	$(163.2)	$(124.6)	$(173.3)	$366.5	$249.5	$284.3	$230.3
(a)The DB SERP and DB Restoration, included in pension benefits in the table above, does not include the amounts funded in rabbi trust.
(b)For the Health and Life Benefits, the change in projected benefit obligation represents the accumulated benefit obligation.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table provides the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the qualified pension plan, DB SERP and DB Restoration at December 31, 2019 and 2018.

Projected and accumulated benefit obligation
	Qualified Pension Plan		DB SERP		DB Restoration
	December 31,		December 31,		December 31,
(In millions)	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$1,002.3	$906.2	$52.3	$61.5	$5.4	$4.1
Accumulated benefit obligation	$943.2	$847.1	$52.3	$59.8	$4.8	$3.2

Amounts Recognized in Regulatory Assets/Liabilities and Accumulated Other Comprehensive Income (Loss)
The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss (income) at December 31, 2019 and 2018:

Unrecognized Costs/Income Recorded on the Balance Sheet
	Pension Benefits		Health and Life Benefits
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Actuarial net loss (gain)	$55.2	$96.1	$(137.3)	$(26.0)
Prior service cost (credit)	1.0	1.0	(87.0)	(102.8)
Total(a)	$56.2	$97.1	$(224.3)	$(128.8)
Regulatory asset (liability)	$39.4	$80.8	$(199.7)	$(121.1)
Pre-tax accumulated other comprehensive loss (income)(b)	16.6	15.9	(23.2)	(6.9)
Total	$56.0	$96.7	$(222.9)	$(128.0)
(a)Pension benefits include amounts allocated to affiliates of $0.2 million and $0.4 million at December 31, 2019 and 2018, respectively; Health and Life Benefits includes amounts allocated to affiliates of $1.4 million and $0.8 million at December 31, 2019 and 2018, respectively.
(b)The total amount of accumulated other comprehensive income recorded on our balance sheet at December 31, 2019 is net of an income tax expense of $1.7 million; The total accumulated other comprehensive loss recorded on our balance sheet at December 31, 2018 is net of an income tax benefit of $2.4 million.
The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost before allocations to affiliates and capital during the calendar year ended December 31, 2019.

Amounts Recognized During the Calendar Year Ended December 31, 2019
	Regulatory assets/liabilities		Accumulated other comprehensive income (loss)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$3.7	$—	$1.6	$—
Prior service cost (credit)	0.1	(15.0)	0.2	(0.7)
Total	$3.8	$(15.0)	$1.8	$(0.7)
The following table provides amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that are expected to be recognized as components of net periodic benefit cost before allocations to affiliates during 2020.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Amounts to be Recognized During Calendar Year 2020
	Regulatory assets/liabilities		Accumulated other comprehensive income (loss)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss (gain)	$9.6	$(0.4)	$4.9	$—
Prior service cost (credit)	0.1	(12.2)	0.2	(1.4)
Total	$9.7	$(12.6)	$5.1	$(1.4)
Additionally, Washington Gas expects partial settlements of the DB SERP to occur in the first and third quarter of 2020, which will result in estimated losses of $1.1 million and $2.3 million, respectively.
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
Net Periodic Benefit Cost
The components of the net periodic benefit costs (income) for calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017 related to pension and other post-retirement benefits were as follows

Components of Net Periodic Benefit Costs (Income)
	Pension Benefits				Health and Life Benefits
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,		Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In millions)	2019	2018	2018	2017	2019	2018	2018	2017
Service cost	$12.3	$3.0	$14.9	$16.5	$5.0	$1.3	$5.3	$5.8
Interest cost	41.2	10.6	39.6	38.4	11.9	3.0	11.7	11.7
Expected return on plan assets	(43.0)	(10.9)	(42.3)	(41.0)	(24.4)	(6.1)	(23.7)	(22.1)
Recognized prior service cost (credit)	0.3	0.1	0.3	0.3	(15.8)	(4.4)	(17.6)	(17.7)
Recognized actuarial loss	5.3	1.4	15.6	22.0	—	—	—	1.9
Settlement charge	5.5	—	—	—	—	—	—	—
Other adjustments	—	—	—	—	0.7	—	—	—
Net periodic benefit cost (income)	21.6	4.2	28.1	36.2	(22.6)	(6.2)	(24.3)	(20.4)
Allocation to affiliates	(1.8)	(0.4)	(4.2)	(2.9)	2.6	0.8	3.1	1.4
Adjusted net periodic benefit cost (income)	19.8	3.8	23.9	33.3	(20.0)	(5.4)	(21.2)	(19.0)
Amount allocated to construction projects(a)	(1.9)	(0.6)	(4.7)	(6.4)	(0.8)	(0.2)	4.0	4.6
Amount deferred as regulatory asset (liability)-net allocations	0.6	1.5	5.9	6.9	—	—	—	—
Amount charged (credited) to expense	$18.5	$4.7	$25.1	$33.8	$(20.8)	$(5.6)	$(17.2)	$(14.4)
(a)On October 1, 2018, Washington Gas prospectively adopted ASU 2017-07. As a result, only the service cost component of net periodic benefit costs (income) is eligible for capitalization.

Amounts included in the line item “Amount deferred as regulatory asset/liability-net,” as shown in the table above, represent the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019. The amounts are fully amortized as of December 31, 2019.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

On October 1, 2018, Washington Gas adopted ASU 2017-07. This standard requires entities to report the service cost component in the same financial statement line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented separately from service cost and outside of operating income. Washington Gas includes the other components in "Other Income (expense)-net" on the Statement of Operations. In addition, only the service cost component of net benefit cost is eligible for capitalization. Changes to the presentation of service costs and other components of net benefit cost were applied retrospectively. As a result of the retrospective adoption, we reclassified $11.3 million and $3.9 million, respectively, of net periodic benefit income from "Operation and maintenance" expense to "Other income (expense)-net" on the statements of operations for the fiscal years ended September 30, 2018 and 2017. Changes in capitalization practices were implemented prospectively.
Assumptions
The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows:

Benefit Obligations Assumptions
	Pension Benefits				Health and Life Benefits
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,		Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2019	2018	2018	2017	2019	2018	2018	2017
Discount rate(a)	3.4%-3.5%	4.3%-4.4%	4.3%-4.4%	3.6%-3.9%	3.5%	4.4%	4.4%	3.9%
Rate of compensation increase	3.0%-3.5%	3.5%-4.1%	3.5%-4.1%	3.5%-4.1%	3.5%	4.1%	4.1%	4.1%
(a)The decrease in the discount rate in the calendar year ended December 31, 2019 compared to prior years primarily reflects the decrease in long-term interest rates.

Net Periodic Benefit Cost Assumptions
		Pension Benefits			Health and Life Benefits
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,		Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2019	2018	2018	2017	2019	2018	2018	2017
Discount rate(a)	4.3%-4.4%	4.3%-4.4%	3.6%-3.9%	3.4%-3.7%	4.4%	4.4%	3.9%	3.7%
Expected long-term return on plan assets(b)	5.75%	5.75%	5.75%	5.75%	5.25%	5.25%	5.50%	5.50%
Rate of compensation increase(c)	3.5% - 4.1%	3.5%-4.1%	3.5%-4.1%	3.5%-4.1%	4.1%	4.1%	4.1%	4.1%
(a) The changes in the discount rates over the prior periods primarily reflect the changes in long-term interest rates.
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
Mortality Assumptions

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Beginning in October 2014, the SOA began publishing annual updates to its mortality tables for U.S. plans, starting with the RP-2014 base mortality table and the MP-2014 improvement scale. The improvement scale has been updated each year.
In October 2019, the SOA issued an updated base mortality table (the Private Retirement Plans Mortality table for 2012 (Pri-2012)) as well as an updated improvement scale (MP-2019). The white-collar Pri-2012 mortality table and MP-2019 improvement scale were used to determine the benefit obligation as of December 31, 2019.
The RP-2014 mortality table and MP-2018 improvement scale were used to determine the benefit obligation as of December 31, 2018. We modified the MP-2014 improvement scale to (a) adjust the ultimate long-term rate of mortality improvement from to per annum up to age 85 trending down to between age 85 and age 115; and (b) shorten the convergence period from short term to ultimate rates of improvement from the 20-year period to a 15-year period.
Healthcare cost trend
Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation at December 31, 2019, for non-Medicare eligible retirees, to be 6.25% for calendar year 2020. Washington Gas expects the trend rate to decrease to 2.0% in calendar year 2021 and remain at that level thereafter.

Healthcare Trend
(In millions)	One Percentage-Point Increase	One Percentage-Point Decrease
Increase (decrease) total service and interest cost components	$0.6	$(0.5)
Increase (decrease) post-retirement benefit obligation	$5.8	$(5.1)
For Medicare eligible retirees age 65 and older that will receive a subsidy each year as a benefit from the HRA plan, Washington Gas assumed no increase to the annual subsidy in calendar years 2020 - 2024, 4.0% increase in calendar year 2025 and 2% increase in calendar year 2026 and thereafter in order to approximate possible future increases to the stipend. While the plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually.
Investment Policies and Strategies
The investment objective of the qualified pension, healthcare, and life insurance benefit plans (“Plan” or “Plans”) is to allocate each Plan’s assets to appropriate investment asset classes (asset categories) so that the benefit obligations of each Plan are adequately funded, consistent with each Plan’s and Washington Gas’ tolerance for risk.
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
In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. At December 31, 2019, target qualified pension plan trust asset allocations are 32% U.S. Equities, 8% International Equities, 5% Real Estate and 55% Fixed Income. Target union-eligible trust asset class allocations are 40% U.S. Large-Cap Equities and 60% Fixed Income and target management trust asset class allocations are 50% U.S. Large-Cap Equities and 50% Fixed Income. Actual asset balances are reviewed monthly and allowed to range within plus or minus 5% or less of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.
Asset/liability modeling (ALM) is used to test the benefits and risks of several potential strategic asset allocation mixes. Simulated investment performance results based on assumptions about expected return, volatility, and correlation characteristics of the selected asset classes are tested for their effects on contributions, pension expense, PBO funded status, and downside Value at Risk metrics over a ten-year planning time horizon. Important outcomes from past ALM studies include decisions to increase fixed income exposure, lengthen the duration of those fixed income assets and implement a dynamic asset allocation strategy that allows for de-risking of the qualified pension plan portfolio over time.
Qualified pension plan ALM studies were completed during February 2018 and January 2020. An outcome of the 2018 ALM study was that the target fixed income allocation percentage will be increased by 10% for each 5% improvement in the qualified pension plan’s funded ratio. The 2020 ALM study indicated that the current target asset class allocations represent a prudent trade-off between risk and reward. As a result of the 2020 ALM study, no significant investment strategy changes were adopted.
A management trust ALM study was completed during January 2020. The ALM study did not result in any significant

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

investment strategy changes.
Union-eligible trust ALM study was finished in January 2020. The outcome of this study was that target asset class allocations were adjusted from 40% U.S. Large-Cap Equities and 60% Fixed Income to 30% U.S. Large-Cap Equities and 70% Fixed Income starting January 2020.
Significant amounts of each various Plan's assets are managed by the same financial institution. Each Plan has a high exposure to U.S. based investments. There are no other significant risk concentrations related to investments in any entity, industry, country, commodity, or investment fund.
Commingled funds are employed in the management of qualified pension plan, management trust, and union-eligible trust assets. In addition, a publicly offered mutual fund and separately managed portfolios are employed in the management of a qualified pension plan trust. The management trust also uses a separately managed portfolio.
U.S. and international equity assets are diversified across sectors, industries, and investment styles. Fixed income assets are primarily diversified across U.S. government and investment grade corporate debt instruments, with some exposure to foreign and non-investment-grade securities. Real estate is diversified geographically across the U.S. by property type.
The qualified pension plan’s investment policy allows the use of futures, options, and other derivatives for purposes of reducing portfolio risk and as a low- cost option for gaining market exposure, but derivatives may not be used for leverage. The qualified pension plan’s investment policy prohibits investments in Washington Gas securities. The prohibition applies to separately managed portfolios but does not apply to any commingled fund investments.
The following tables present the fair value of the pension plan assets and health and life insurance plan assets by asset category at December 31, 2019 and 2018.

Pension Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2019
Cash and cash equivalents	$4.2	$—	$4.2	0.4%
Equity securities
Preferred Securities	—	0.2	0.2	—
Fixed income securities
U.S. Treasuries	—	145.2	145.2	15.5
U.S. Corporate Debt	—	234.8	234.8	25.1
U.S. Agency Obligations and Government Sponsored Entities	—	56.7	56.7	6.1
Asset-Backed Securities	—	0.8	0.8	0.1
Municipalities	—	9.9	9.9	1.1
Non-U.S. Corporate Debt	—	45.1	45.1	4.8
Other(a)	—	6.3	6.3	0.7
Mutual Funds(b)	48.2	—	48.2	5.2
Derivatives(c)	—	(0.1)	(0.1)	—
Total investments in the fair value hierarchy	$52.4	$498.9	$551.3	59.0%
Investments measured at net asset value using the NAV practical expedient(d)
Commingled Funds and Pooled Separate Accounts(e)			358.6	38.3%
Private Equity/Limited Partnership(f)			42.8	4.6%
Total fair value of plan investments			952.7	101.9%
Net payable (g)			(17.5)	(1.9)
Total plan assets at fair value (h)			$935.2	100.0%

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Pension Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2018
Cash and cash equivalents	$0.7	$—	$0.7	0.1%
Equity securities
Preferred Securities	—	1.9	1.9	0.2
Fixed income securities
U.S. Treasuries	—	133.2	133.2	16.5
U.S. Corporate Debt	—	216.4	216.4	26.8
U.S. Agency Obligations and Government Sponsored Entities	—	27.5	27.5	3.4
Asset-Backed Securities	—	0.5	0.5	0.1
Municipalities	—	8.3	8.3	1.0
Non-U.S. Corporate Debt	—	46.7	46.7	5.8
Other(a)	—	4.9	4.9	0.6
Mutual Funds(b)	36.4	—	36.4	4.5
Derivatives(c)	—	6.8	6.8	0.8
Total investments in the fair value hierarchy	$37.1	$446.2	$483.3	59.8%
Investments measured at net asset value using the NAV practical expedient(d)
Commingled Funds and Pooled Separate Accounts(e)			289.6	35.9%
Private Equity/Limited Partnership(f)			35.3	4.4%
Total fair value of plan investments			808.2	100.1
Net payable(g)			(1.2)	(0.1)%
Total plan assets at fair value (i)			$807.0	100.0%
(a) This category primarily includes non-U.S. government bonds as of December 31, 2019 and 2018.
(b) At December 31, 2019 and 2018, the investment in a mutual fund consisted primarily of common stock of non-U.S. based companies.
(c)At December 31, 2019 and 2018, this category included a combination of long-term U.S. Treasury interest rate future contracts, currency forwards, currency option interest rate swaps, and put and call options on both interest rate swaps and credit default swap index products.
(d) In accordance with ASC Topic 820, these investments are measured at fair value using NAV per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(e) At December 31, 2019, investments in commingled funds and a pooled separate account consisted of approximately 90% common stock U.S companies; 8% income producing properties located in the United States; and 2% short-term money market investments. At December 31, 2018 investments in commingled funds and a pooled separate account consisted of approximately 89% common stock U.S companies; 9% income producing properties located in the United States; and 1% short-term money market investments.
(f)At December 31, 2019 and 2018, investments in a private equity/limited partnership consisted of common stock of international companies.
(g) Net payable primarily represents pending trades for investments purchased net of pending trades for investments sold and interest receivable.
(h) This table does not include rabbi trust investments located in "Current Assets-Other" and "Deferred Charges and Other Assets-Other" on our balance sheets. Refer to Note 15 — Fair Value Measurements for fair value of rabbi trust investments.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Healthcare and Life Insurance Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2019
Cash and Cash Equivalents	$3.4	$—	$3.4	0.5%
Fixed Income Securities
U.S Agency Obligations	—	2.2	2.2	0.3
U.S. Treasuries	—	55.5	55.5	8.7
U.S. Corporate Debt	—	56.3	56.3	8.8
Municipalities	—	5.9	5.9	0.9
Non-U.S. Corporate Debt	—	11.1	11.1	1.7
Other(a)	—	2.9	2.9	0.6
Total investments in the fair value hierarchy	$3.4	$133.9	$137.3	21.5%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)			499.6	78.3%
Total fair value of plan investments			636.9	99.8%
Net receivable(d)			1.1	0.2
Total plan assets at fair value			$638.0	100.0%

Healthcare and Life Insurance Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2018
Cash and Cash Equivalents	$3.2	$—	$3.2	0.6%
Fixed Income Securities
U.S Agency Obligations	—	1.9	1.9	0.4
U.S. Treasuries	—	51.2	51.2	9.7
U.S. Corporate Debt	—	51.6	51.6	9.8
Municipalities	—	4.5	4.5	0.8
Non-U.S. Corporate Debt	—	8.5	8.5	1.6
Other(a)	—	3.3	3.3	0.6
Total investments in the fair value hierarchy	$3.2	$121.0	$124.2	23.5%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)			403.3	76.3%
Total fair value of plan investments			527.5	99.8%
Net receivable(d)			1.3	0.2
Total plan assets at fair value			$528.8	100.0%
(a)At December 31, 2019 and 2018, this category consisted primarily of non-U.S. government bonds.
(b)In accordance with ASC Topic 820, these investments are measured at fair value using Net Asset Value (NAV) per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(c)At December 31, 2019, investments held by commingled funds in which the plan invests consisted of 58% of common stock of large-cap U.S. companies, 18% of US Govt fixed income securities and 24% corporate bonds. At December 31, 2018, investments held by commingled funds in which the plan invests consisted primarily of 54% of common stock of large-cap U.S. companies, 20% of U.S. Government fixed income securities and 26% of corporate bonds.
(d)Net receivable primarily represents pending trades for investments sold and interest receivable net of pending trades for investments purchased.
Valuation Methods

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Equity securities are traded on a securities exchange and are valued at the closing quoted market price as of the balance sheet date.
Mutual funds, commingled funds, pooled separate accounts and private equity/limited partnerships are valued at the quoted net asset value (NAV) per share, which is computed as of the close of business on the balance sheet date. Mutual funds with a publicly quoted NAV per share are classified as Level 1. The remaining asset types are not classified in the fair value hierarchy.
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
During the calendar year ended December 31, 2019, Washington Gas did not contribute to its qualified pension but did contribute $21.5 million to its DB SERP plan. During calendar year 2020, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to contribute $19.6 million to its DB SERP, which is expected to be funded by the rabbi trust. During calendar year 2019, Washington Gas did not make contributions for its health and life insurance benefit plans. Washington Gas does not expect to make a contribution to its health and life insurance benefit plans during calendar year 2020.
Expected Benefit Payments
Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten calendar years are as follows:

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2020	$68.6	$16.1
2021	52.7	15.1
2022	58.1	14.9
2023	55.2	14.7
2024	56.1	14.4
2025—2029	290.0	72.9
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
NOTE 11. STOCK-BASED COMPENSATION

Stock-Based Compensation for Key Employees
We have stock-based awards outstanding in the form of performance units, restricted units and stock options. In December 2019, Washington Gas adopted a new Long-Term Incentive Plan which will be used for future grants. In addition, certain executives of Washington Gas may be awarded stock options under the AltaGas Share Option Plan.
Prior awards were granted under the WGL shareholder-approved Omnibus Plan, which included grants made in shares of WGL stock. Effective upon the Merger with AltaGas, WGL no longer has common stock outstanding and no new awards will be issued in WGL stock.
Description of Current Awards
Washington Gas has stock-based awards outstanding in the form of ALA performance units, performance units and restricted units. ALA performance units and performance units have a three-year vesting period, are settled in cash and are accounted for as liability awards. Restricted units have annual vesting over the three-year period, are settled in cash and are accounted for as deferred compensation under ASC 710.
ALA Performance Units
ALA performance units earned pursuant to terms of the grant are paid in cash and are valued at an average ALA stock price per performance unit at vesting.
The ALA performance units vest from zero to 200 percent of the target award based on AltaGas' total shareholder return relative to a selected peer group of companies, which is a market condition under ASC Topic 718 and AltaGas' three-year adjusted funds from operation compounded growth per share during the performance period, which is a performance condition under ASC Topic 718.
The ALA performance units are accounted for as liability awards under ASC 718 as they only settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. The percentage of the fair value that is accrued as compensation expense at the end of each period equals the percentage of the requisite service that has been rendered at that date. Consequently, fluctuations in earnings may result.
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
A portion of the performance units vest from zero to 200 percent of the target award based on our three-year adjusted funds from operation compounded growth during the performance period, which is a performance condition under ASC Topic 718 (AFFO Award). The resulting payout is also adjusted by a TSR Modifier.
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
The following tables summarize information regarding performance unit and restricted unit activity during the calendar year ended December 31, 2019.

Current Award Activity
	Calendar Year Ended December 31, 2019
	Number of ALA Performance Units	Number of Performance Units	Number of Restricted Units
Non-vested and outstanding, beginning of the year	—	5,934,828	2,253,585
Granted	27,707	—	—
Settled	—	—	—
Vested	—	—	(620,382)
Canceled/forfeited	—	(2,376,117)	(692,789)
Non-vested and outstanding, end of year	27,707	3,558,711	940,414
For the calendar year ended December 31, 2019, we recognized $1.6 million compensation expense related to the performance units and restricted units. As of December 31, 2019, total unrecognized compensation expense related to the performance unit and restricted unit awards is $1.9 million, which will be recognized over a period of 1.75 years. As of December 31, 2019, we recorded a deferred liability of $1.8 million related to the grants in “Deferred Credits-other” and a current liability of $0.2 million in "Accounts payable and other accrued liabilities-other". As of December 31, 2019, total unrecognized compensation expense related to the ALA performance unit award is $0.5 million.
For the calendar year ended December 31, 2019, we paid $0.6 million in cash to settle restricted unit awards.
Stock Options
At December 16, 2019, 143,561 stock options were granted. One third of the options vest at the end of each year in the three-year vesting period, and expire after six years. The option strike price was $18.78 Canadian Dollars.

Description of Prior Awards
Prior to the Merger with AltaGas, Washington Gas had stock-based awards outstanding in the form of performance shares and performance units. All stock-based awards outstanding had a three-year vesting period. Performance shares were accounted for as equity awards, and performance units were accounted for as liability awards as they were settled in cash. Both awards were subject to certain market or performance conditions and provided for accelerated vesting upon a change in control of WGL under certain circumstances. Upon the Merger with AltaGas, the awards granted in fiscal years 2017 and 2016 were accelerated and became fully vested. The awards granted in fiscal year 2018 were converted to a fixed cash amount and still require vesting over the three-year period. See the "Modification Event" section below for a more detailed discussion of the impact.
For the fiscal year ended September 30, 2018, we recognized $15.8 million compensation expense, of which $7.7 million related to the modification event described below. A $4.9 million income tax benefit was related to the compensation expense.
For the fiscal year ended September 30, 2017, we recognized stock-based compensation expense of $12.2 million and related income tax benefits of $6.1 million.
Performance Shares
For performance shares granted in fiscal years 2017 and 2016, half of the performance shares vested from zero to 200 percent of the target award based on WGL's total shareholder return relative to a selected peer group of companies (TSR Award). The

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

remaining half of the performance shares granted vested if our non-GAAP operating earnings per share on a diluted basis exceed dividends paid per share of common stock during the performance period (Dividend Coverage Award).
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
The stock-based awards granted in fiscal year 2018 were converted to a fixed cash amount at the target award level, and still require vesting in accordance with the original three-year period, except for certain employees who may have a change in control event and accelerate vesting. All performance shares were converted into cash at a value of $88.25 per share. All performance units remained at a value of $1.00 per unit. These awards are accounted for under ASC Topic 710 for the remaining service period.
For the calendar year ended December 31, 2019 and the three months ended December 31, 2018, we recognized compensation expense of $2.0 million and $1.0 million, respectively, for the fiscal year 2018 grant. As of December 31, 2019 and 2018, the total unrecognized compensation expense related to these awards was $0.7 million and $2.7 million, respectively, which will be recognized ratably through September 30, 2020, adjusted for forfeitures or accelerated vesting as a result of a change in control event. At December 31, 2018, we recorded a deferred liability of $3.7 million related to the grant in “Deferred Credits-other” and a current liability of $2.9 million in "Accounts payable and other accrued liabilities-other". At December 31, 2019, there was no deferred liability related to the grant, and a current liability of $4.3 million "Accounts payable and other accrued liabilities-other".

Stock Grants to Directors
Prior to the Merger with AltaGas, non-employee directors received a portion of their annual retainer fee in the form of WGL common stock through the Directors’ Stock Compensation Plan. Up to 270,000 shares of common stock were available under the plan. Shares granted to directors were approximately 9,000 and 10,000 for the fiscal years ended September 30, 2018 and 2017, respectively. For those years, the weighted average fair value of the stock on the grant dates was $85.84 and $76.28, respectively. Shares awarded to the participants; (i) vest immediately and cannot be forfeited; (ii) may be sold or transferred (subject to WGL's stock ownership guidelines) and (iii) have voting and dividend rights. For each of the fiscal years ended September 30, 2018 and 2017, WGL recognized stock-based compensation expense related to stock grants of $0.8 million. No new common stock awards will be granted to directors.

NOTE 12. ENVIRONMENTAL MATTERS

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
At December 31, 2019 and 2018, Washington Gas reported a liability of $10.7 million and $11.3 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At December 31, 2019 and 2018, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $30.7 million and $29.4 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
Washington Gas is currently remediating its East Station property, located adjacent to the Anacostia River in Washington D.C., including ground water pump and treat, tar recovery, soil encapsulation and other treatment. Under a 2012 consent decree with the District of Columbia and the federal government, Washington Gas is also conducting a remedial investigation and feasibility study on an adjacent property owned by the District of Columbia. Additional remediation may be required at this property.
In addition, at another adjoining property known as the “Boat Club Property,” located to the east of the property owned by the District of Columbia, Washington Gas agreed to perform a site investigation and report the findings pursuant to oversight by the District of Columbia Department of Energy and Environment (DOEE). This property was subject to a July 12, 2019, Administrative Order from the DOEE. This Administrative Order has been withdrawn and a consent order is being negotiated.
Washington Gas received a letter in February 2016 from the DOEE and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. On December 27, 2019, DOEE issued an Anacostia River Sediment Project Proposed Plan, a River-wide Feasibility Study, and supporting documents for public comment. Although the Proposed Plan identifies East Station as one of fifteen potential environmental cleanup sites, DOEE is proposing to continue the remediation of East Station under Washington Gas’ existing Consent Decree rather than as part of the Anacostia River Sediment Project. DOEE is proposing to issue an Interim Record of Decision for remediation of “Early Action Areas” (that do not include East Station) in the Anacostia River by September 30, 2020. We are not able to estimate the total amount of potential costs or timing associated with the District of Columbia’s environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount for estimated study costs based on a potential range of estimates.
Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over the period ending in 2025. Regulatory orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs and allow Washington Gas to defer additional costs incurred between rate cases. Regulatory orders from the SCC of VA have generally allowed the recovery of prudent environmental remediation costs to the extent they were included in the underlying financial data supporting an application for rate change.
At December 31, 2019 and 2018, Washington Gas reported a regulatory asset of $7.0 million and $5.8 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments
Natural Gas Contracts—Minimum Commitments
At December 31, 2019, Washington Gas had service agreements with four pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from calendar years 2020 to 2044, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2021 to 2028. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory. In addition, Washington Gas has agreements for minimum contractual payments to purchase natural gas at prices based on market conditions with expiration dates ranging from 2020 to 2033.
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas during the next five calendar years and thereafter.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts	Gas Purchase Commitments(a)
2020	$272.7	$314.4
2021	259.5	356.6
2022	254.4	340.6
2023	245.2	317.9
2024	212.8	321.0
Thereafter	791.4	1,969.8
Total	$2,036.0	$3,620.3
(a) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices at December 31, 2019.
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
Merger Commitments
In connection with the Merger, Washington Gas and AltaGas have made commitments related to the terms of the PSC of DC settlement agreement and the conditions of approval from the PSC of MD and the SCC of VA. Among other things, these commitments included rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. As of December 31, 2019, the cumulative amount of merger commitments expensed was $136.6 million, of which, $17.0 million has not been paid. In addition, there are certain additional regulatory commitments that were and will be expensed as the costs are incurred, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10-year period to further extend natural gas service; and spending $8.0 million for leak mitigation within 3 years after the Merger close. Additionally, there are a number of operational commitments that will have an impact on the ongoing business of Washington Gas, including reductions of leak backlogs, conducting a root cause analysis related to customer service, increasing supplier

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

diversity, achieving synergy savings benefits, developing protocols for moving meters from inside to outside customers’ premises, as well as reporting and tracking related to all the commitments.
The following table presents the future payments of merger commitments by calendar years

Merger Commitments Payments
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Merger commitments	$6.3	$2.9	$1.5	$1.5	$1.5	$3.3	$17.0

Financial Guarantees
At December 31, 2019, there were no guarantees to external parties.

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
In connection with the incident, a total of 37 civil actions related to the incident were filed against WGL and Washington Gas in the Circuit Court for Montgomery County, Maryland. All of these suits sought unspecified damages for personal injury and/or property damage.
All personal injury and property damage claims asserted by residents at the Flower Branch Apartments have been settled and paid. The Company has been reimbursed by its insurers for the amounts paid in the settlements.
Also, in connection with the incident, on September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program and, if the program was not completed, to show cause why the PSC of MD should not impose a civil penalty on the Company. See further discussion below in Regulatory Contingencies.
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
As a result of this verdict, it was determined that a loss contingency is probable and Washington Gas has recorded an estimated liability of $11.2 million in “Accounts payable and accrued liabilities” on the balance sheet at December 31, 2019, of which $2.6 million had already been recorded in a prior period. Washington Gas has also recorded a receivable from our trading partner of $1.3 million in “Deferred charges and other assets-Other”, and sharing with customers as the contract relates to asset optimization of $4.7 million in “Regulatory assets - Gas costs”. In addition, Washington Gas has recorded an accrual for estimated court fees of $0.1 million, and an accrual of interest expense of $0.3 million associated with the liability.
For the calendar year ended December 31, 2019, the net pre-tax loss recorded as a result of the verdict was approximately $3.0 million in “Utility cost of gas” on Washington Gas’ statements of operations.

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
Virginia Jurisdiction
Virginia Rate Case - 2018. On July 31, 2018, Washington Gas filed an application with the SCC of VA to increase its base rates for natural gas service by $37.6 million, which includes $14.7 million of revenue associated with natural gas pipeline replacement initiatives previously approved by the SCC of VA and paid by customers through a monthly rider. Additionally, the requested revenue increase incorporated the effects of The Tax Act. Interim rates became effective, subject to refund, for usage in the January 2019 billing cycle. On September 16, 2019, the HE issued a report that made certain recommendations, to which the Company responded on October 21, 2019. Thereafter, on December 20, 2019, the SCC of VA issued a Final Order that accepted some of the HE’s findings and either rejected or made adjustments to others. The Final order included approval of (i) an increase in base rates of $13.2 million to reflect the transfer of $101.9 million of SAVE investment from the SAVE Rider to rate base (no additional revenue increase); and (ii) amortization of unprotected plant-related and non-plant-related excess deferred income tax over 8 years.
For the calendar year ended December 31, 2019, Washington Gas made the following pre-tax adjustments based on the HE’s recommendations and Commission's Final Order: (i) reduced “Operating revenues” by $7.9 million to accrue additional amounts of liability subject to refund; (ii) reduced “Operating revenues” by $9.0 million associated with the revised amortization of the Tax Act liability; and (iii) wrote off $2.0 million in “Regulatory Assets - Other” and charged to “Operation and maintenance” expense. Additionally, the Company reduced income tax expense by $8.5 million related to the amortization of excess deferred income tax, and recorded $5.5 million after-tax impairment of a tax regulatory asset related to flow through income taxes. The total impact from the adjustments for the calendar year 2019 was a $18.9 million reduction in "Income before income taxes" and a $10.9 million reduction in "Net Income" on Washington Gas' statements of operations.
On January 9, 2020, Washington Gas filed a petition for reconsideration regarding the Commission’s decision to disallow recovery through base rates of the $7.1 million regulatory asset related to previously flowed through income taxes. On January 30, 2020, the Commission issued its Order on Reconsideration denying the Company’s petition, and directing the Company to issue rate refunds, as well as to begin return of regulatory liabilities over a twelve-month period, within 90 days of the date of the Order on Reconsideration.
Maryland Jurisdiction
Maryland Show-Cause Order. Following the NTSB hearing that examined the August 10, 2016, explosion and fire at an apartment complex in Silver Spring, Maryland, on September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. On September 16, 2019, the PSC of MD granted the Company a 14-day extension to file its Response to the Show-Cause Order. On October 18, 2019, the Company filed its Response to the Show-Cause Order, (i) providing a detailed response to the NTSB’s probable cause findings and (ii) providing evidence regarding the status of a 2003 mercury regulator replacement program and why the Commission should not impose a civil penalty on the Company.
On November 18, 2019 the Technical Staff of the PSC of MD, OPC, Montgomery County, MD and AOBA filed written comments on the Company’s Response to the Show-Cause Order. Technical Staff commented that the PSC of MD may impose a civil penalty but did not expressly recommend same. Montgomery County, MD, OPC and AOBA requested that the PSC of MD impose a civil penalty on the Company.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

On December 17, 2019 the PSC of MD held a public hearing near the apartment complex at Arliss Street, at which some residents requested that the Company accelerate and complete its mercury service regulator program and that the Company absorb the cost of same.
The Company intends to file comments with the PSC of MD responding to all written comments and resident testimony. Management believes that the likelihood of a civil penalty is probable and has accrued $330,000 to reflect the minimum liability expected to result from the proceeding. Though the Company is unable to estimate the maximum possible penalty, other parties recommended penalties ranging from $32.0 million (AOBA argued the Company should absorb all costs of removal and relocation of mercury service regulators) to $123.3 million (OPC argued the Company should absorb all costs of removal and relocation of mercury service regulators and pay a fine of $25,000 per day for each day mercury service regulators remain on the Company’s system).
NOTE 14. DERIVATIVES

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
Washington Gas has a collaborative arrangement with a third party to facilitate the asset optimization program. The collaborative arrangement allocates a tiered percentage of profits or losses to the third party as compensation for its participation. The costs recorded by Washington Gas related to the collaborative arrangement totaled $6.0 million, $2.1 million, $9.5 million and $13.0 million for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively. These amounts were recorded in “Utility cost of gas” on Washington Gas’ statements of operations. Either party may terminate the collaborative arrangement through the delivery of a termination notice. In such an event, Washington Gas may make a payment upon termination.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of operations in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the calendar year ended December 31, 2019 was a net gain of $18.5 million including an unrealized gain of $5.4 million and $3.0 million loss related to Antero contract. During the three months ended December 31, 2018, we recorded a net gain of $1.1 million including an unrealized loss of $4.2 million. During the fiscal year ended September 30, 2018, we recorded a net gain of $34.3 million including an unrealized gain of $10.4 million. During the fiscal year ended September 31, 2017, we recorded a net gain of $82.9 million including an unrealized gain of $49.3 million.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Managing Interest-Rate Risk. Washington Gas may utilize derivative instruments that are designed to minimize the risk of interest-rate volatility associated with planned issuances of debt securities. Any gains and losses associated with these types of derivatives are recorded as regulatory liabilities or assets, respectively, and amortized in accordance with regulatory requirements, typically over the life of the related debt. At December 31, 2019 and 2018, Washington Gas does not have any interest rate swaps in derivatives.
Operations
  The following table presents the balance sheet classification for all derivative instruments at December 31, 2019 and 2018.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	December 31, 2019	December 31, 2018
Natural Gas (In millions of therms)
Asset optimization & trading	11,671.0	13,051.0
Other risk-management activities	976.0	1,072.0
The following table presents the balance sheet classification for all derivative instruments at December 31, 2019 and 2018.

Balance Sheet Classification of Derivative Instruments(b)
(In millions)
December 31, 2019	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$2.9	$3.7	$—	$6.6
Deferred Charges and Other Assets—Derivatives	9.9	0.5	—	$10.4
Current Liabilities—Derivatives	0.7	(11.0)	6.2	$(4.1)
Deferred Credits—Derivatives	(0.5)	(97.2)	—	$(97.7)
Total	$13.0	$(104.0)	$6.2	$(84.8)
December 31, 2018
Current Assets—Derivatives	$25.7	$(6.2)	$—	$19.5
Deferred Charges and Other Assets—Derivatives	11.3	—	—	11.3
Current Liabilities—Derivatives	1.1	(21.4)	—	(20.3)
Deferred Credits—Derivatives	—	(116.8)	—	(116.8)
Total	$38.1	$(144.4)	$—	$(106.3)
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
(b) Washington Gas did not have derivative instruments outstanding that were designated as hedging instruments at December 31, 2019 and 2018.
 The following tables present all gains and losses associated with derivative instruments for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Washington Gas Light Company Gains and (Losses) on Derivative Instruments
(In millions)	Twelve Months Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
	2019	2018	2018	2017
Recorded to income
Utility cost of gas	5.5	(3.2)	(2.1)	50.1
Recorded to regulatory assets
Gas costs	14.0	(6.0)	(7.6)	77.2
Total	$19.5	$(9.2)	$(9.7)	$127.3
Collateral
Washington Gas utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parent company guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under Washington Gas’ offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheet. Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” on the balance sheet. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” on the accompanying balance sheet.
At December 31, 2019 and 2018, Washington Gas had $5.2 million and $7.4 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At December 31, 2019 and 2018, Washington Gas had $0.1 million and $0.2 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At December 31, 2019 and 2018, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2019 and 2018, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	December 31, 2019	December 31, 2018
Derivative liabilities with credit-risk-contingent features	$0.4	$1.1
Maximum potential collateral requirements	0.4	1.0
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At December 31, 2019, three counterparties each represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $25.7 million.
NOTE 15. FAIR VALUE MEASUREMENTS

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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Washington Gas did not have any Level 1 derivatives at December 31, 2019 or 2018.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At December 31, 2019 and 2018, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations.
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
At December 31, 2019 and 2018, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following table sets forth financial instruments recorded at fair value at December 31, 2019 and 2018, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At December 31, 2019
Assets	$—	$0.8	$12.2	$13.0
Liabilities	$—	$(7.0)	$(97.0)	$(104.0)
At December 31, 2018
Assets	$—	$9.8	$28.3	$38.1
Liabilities	$—	$(9.5)	$(134.9)	$(144.4)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, at December 31, 2019 and 2018.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value	Valuation Techniques	Unobservable Inputs	Range
December 31, 2019	($84.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.905)-$2.523
December 31, 2018	($106.6)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($1.028)-$5.34
The following table is a summary of the changes in the fair value of our natural gas related derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In millions)	2019	2018	2018	2017
Balance at beginning of period	$(106.6)	$(94.1)	$(122.6)	$(251.6)
Realized and unrealized gains (losses)
Recorded to income	7.2	(4.4)	(4.5)	44.2
Recorded to regulatory assets—gas costs	17.8	(5.8)	(10.0)	69.7
Transfers into Level 3	(6.7)	—	(6.9)	(0.4)
Transfers out of Level 3	7.9	—	8.9	(0.4)
Settlements	(4.4)	(2.3)	41.0	15.9
Balance at end of period	$(84.8)	$(106.6)	$(94.1)	$(122.6)
 Transfers between different levels of the fair value hierarchy may occur based on fluctuations in the valuation inputs and on the level of observable inputs used to value the instruments from period to period. It is our policy to show both transfers into and out of the different levels of the fair value hierarchy at the fair value as of the beginning of the period. Transfers out of Level 3 were due to valuations that experienced an increase in observable market inputs. Transfers into Level 3 were due to an increase in unobservable market inputs, primarily pricing points. All amounts recorded to income are from the utility cost of gas.
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017, respectively:

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In millions)	2019	2018	2018	2017
Recorded to income
Utility cost of gas	$9.9	$(4.0)	$2.3	$31.0
Recorded to Regulatory
Gas costs	21.6	(5.3)	0.2	51.0
Total	$31.5	$(9.3)	$2.5	$82.0
The following table presents the carrying amounts recorded at amortized cost on Washington Gas' balance sheets and estimated fair values of our financial instruments at December 31, 2019 and 2018.

Fair Value of Financial Instruments
	December 31, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$55.1	$55.1	$69.7	$69.7
Commercial paper (b)	$399.5	$399.5	$296.0	$296.0
Project financing (b)	$—	$—	$15.5	$15.5
Current maturities of long-term debt	$—	$—	$50.0	$50.0
Long-term debt(c)	$1,330.9	$1,480.8	$1,035.0	$1,096.3
(a) The balance at December 31, 2019 includes $11.0 million money market funds located in "Cash and cash equivalents", $19.5 million rabbi trust investment located in "Current Assets-Other", and $24.6 million rabbi trust investments located in "Deferred Charges and Other Assets-Other" of the accompanying balance sheets; The balance at December 31, 2018 includes $4.4 million money market funds located in "Cash and cash equivalents", $20.2 million rabbi trust investment located in "Current Assets-Other" and $45.1 million rabbi trust investments located in "Deferred Charges and Other Assets-Other".
(b)The balance at December 31, 2019 includes $299.5 million located in "Notes payable and project financing", and $100.0 million located in “Long-term debt” on the accompanying balance sheets; The balance at December 31, 2018 was located in "Notes payable and project financing" on the balance sheets.
(c) Includes adjustments for current maturities and unamortized discounts, as applicable. The amount excludes the commercial paper.
Our money market funds are Level 1 valuations and their carrying amount approximates fair value. The carrying cost of our commercial paper approximates fair value using Level 2 inputs. Due to the nature of our project financing arrangements, the carrying cost approximates fair value using Level 2 inputs. Due to the short term nature of current maturities of long-term debt, the carrying cost approximates fair value using Level 2 inputs. The fair value of long-term debt was estimated based on valuation techniques using indirectly observable inputs corroborated with market data and therefore is classified as Level 2.

NOTE 16. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas and effective with the close of the Merger on July 6, 2018, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries at the lower of cost or market. Washington Gas records a payable of the total shared service costs allocated to all of WGL's subsidiaries in "Payable to associated companies" and a receivable of the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheet.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

At December 31, 2019, Washington Gas recorded a $5.0 million liability to “Payables to associated companies,” reflecting Washington Gas’ unpaid shared service cost payable to AltaGas, and a receivable of $5.3 million to “Receivables from associated companies” on the balance sheet related to the shared service costs allocated to WGL’s subsidiaries. The net expenses of $18.2 million was included in “Operation and maintenance” on the statements of operations for the calendar year ended December 31, 2019, reflecting the shared service cost allocated to Washington Gas.
At December 31, 2018, Washington Gas recorded a receivable from associated companies of $0.6 million on the balance sheet related to the shared service costs allocated to WGL's subsidiaries, and $4.5 million net expenses included in "Operation and maintenance" of the statements of operations for the three months ended December 31, 2018, reflecting the shared service cost allocated to Washington Gas. There is no payable balance related to the shared service cost as of December 31, 2018.
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
Project Financing
Washington Gas previously obtained third-party project financing on behalf of the federal government to provide funds during the construction of certain energy management services projects entered into under Washington Gas’ area-wide contract. Washington Gas recorded a contract asset in “Unbilled revenues” representing the government’s obligation and an account payable to WGL Energy Systems in “Payable to associated companies” for the construction work performed for the same amount. Refer to Note 6 — Short Term Debt of the Notes to Financial Statements for further discussions of the project financing.
Related Party Transactions with Hampshire
Hampshire owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in "Operation and maintenance" in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. A ROU asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded $7.4 million, $1.7 million, $6.9 million, and $6.8 million of the expenses related to the cost of services provided by Hampshire in Washington Gas' statements of operations for the calendar year ended December 31, 2019, three months ended December 2018, and calendar year ended September 30, 2018 and 2017, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in "Receivables from associated companies" of Washington Gas' balance sheet. Refer to Note 3- Leases for further discussion of ASC 842.
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
Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory, These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues in " Operating revenue" of its statements

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

of operations for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. The following table shows the amounts Washington Gas charged WGL Energy Services for balancing services.

Washington Gas - Gas Balancing Service Charges
	Calendar Year Ended December 31,	Three Month Ended December 31,	Fiscal Years Ended September 30,
(In millions)	2019	2018	2018	2017
Gas balancing service charge	$20.0	$4.6	$18.5	$23.6
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded a $2.1 million payable to WGL Energy Services and a $0.7 million receivable from WGL Energy Service at December 31, 2019 and 2018, respectively, related to an imbalance in gas volumes. The receivable and payable are recorded in "Accounts receivable" and "Accounts payable and other accrued liabilities" on Washington Gas' balance sheet. Refer to Note 1—Accounting Policies of the Notes to Financial Statements for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and separate program approved by the PSC of DC, whereby it purchases receivables from participating energy marketers at approved discount rates. WGL Energy Services is one of the energy marketers that participates in these POR programs whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. At December 31, 2019 and 2018, Washington Gas had balances of $7.9 million and $6.4 million, respectively, of purchased receivables from WGL Energy Services.
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) for Washington Gas by component for the calendar year ended December 31, 2019, three months ended December 31, 2018, and fiscal years ended September 30, 2018 and 2017.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2019	2018	2018	2017
Beginning Balance	$(6,627)	$(1,830)	$(4,522)	$(7,830)
Amortization of prior service credit (a)(b)	(649)	(226)	(675)	(767)
Amortization of actuarial loss (a)(b)	1,590	351	1,704	2,255
Actuarial gain (loss) arising during the period (a)	14,672	(6,597)	4,620	3,977
Current-period other comprehensive income (loss)	15,613	(6,472)	5,649	5,465
Income tax expense (benefit) related to pension and other post-retirement benefit plans	4,077	(1,675)	2,957	2,157
Ending Balance	$4,909	$(6,627)	$(1,830)	$(4,522)
(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 10 — Pension and other post-retirement benefit plans for additional details.
(b) Amortization of prior service cost and amortization of actuarial gain (loss) represent the amounts reclassified out of AOCI to “Other income (expense)” of statements of operations for the reporting periods.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

The following table details the changes in operating assets and liabilities from operating activities, cash payments that have been included in the determination of earnings and non-cash investing and financing activities:

	Calendar Year Ended December 31,	Three Months Ended December 31,	Fiscal Years Ended September 30,
(In thousands)	2019	2018	2018	2017
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable and unbilled revenues	$(16,494)	$(222,098)	$(13,557)	$(107,195)
Receivables from associated companies	(7,602)	(1,874)	30,135	(18,563)
Gas costs and other regulatory assets/liabilities—net	26,374	40,028	27,994	3,430
Storage gas	15,952	(2,550)	(8,626)	(10,280)
Prepaid taxes	(7,383)	(9,461)	5,618	(6,524)
Accounts payable and other accrued liabilities	(56,925)	61,029	18,378	17,921
Payables to associated companies	240	20,662	(73,296)	29,074
Customer deposits and advance payments	(14,318)	(29,288)	19,464	(16,742)
Accrued taxes	(4,670)	1,024	14,619	(4,831)
Other current assets	(13,591)	(28)	(14,605)	(4,123)
Other current liabilities	(2,474)	(121)	154	280
Deferred gas costs—net	33,044	(51,936)	(8,306)	2,467
Deferred assets—other	4,981	483	(5,895)	(15,088)
Deferred liabilities—other	(28,004)	(7,072)	(21,499)	(4,667)
Pension and other post-retirement benefits	(15,677)	(638)	(14,521)	(9,806)
Other—net	—	—	893	3,409
Changes in operating assets and liabilities	$(86,547)	$(201,840)	$(43,050)	$(141,238)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$15,623	$3,782	$(2,983)	$—
Interest paid	$57,922	$4,982	$57,036	$50,539
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	$(15,460)	$(53,018)	$(28,312)	$(27,927)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$26,590	$33,245	$53,367	$37,049

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows

	December 31,		September 30,
(in thousands)	2019	2018	2018	2017
Cash and cash equivalents	$17,069	$6,082	$1	$1
Restricted cash included in Current assets-Other	$19,464	$20,207	$20,207	$—
Restricted cash included in Deferred charges and other assets-Other	$24,615	$45,134	$44,775	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$61,148	$71,423	$64,983	$1

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Restricted cash included in "Current assets—Other" and "Deferred charges and other assets—Other" on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The rabbi trusts were funded pursuant to the agreement of merger with AltaGas. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds at end of December 31, 2019 and 2018, and September 30, 2018. We did not have any restricted cash at end of September 30, 2017. Refer to Note 10 — Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.
NOTE 19. COMPARATIVE DATA

The following table presents financial information for calendar years ended December 31, 2019 and 2018 and three months ended December 31, 2018 and 2017.

	Calendar Years Ended December 31,		Three Months Ended December 31,
(In thousands)	2019	2018 (Unaudited)	2018	2017 (Unaudited)
OPERATING REVENUES	$1,330,651	$1,272,694	$402,101	$377,470
OPERATING EXPENSES
Utility cost of gas	461,574	438,939	156,641	124,745
Operation and maintenance	404,961	564,536	102,728	82,372
Depreciation and amortization	142,565	136,373	34,948	33,646
General taxes and other assessments	149,618	146,747	38,552	39,983
Total Operating Expenses	1,158,718	1,286,595	332,869	280,746
OPERATING INCOME	171,933	(13,901)	69,232	96,724
Other income (expense) — net	9,478	(5,127)	3,494	1,029
Interest expense	62,567	59,237	15,706	14,973
INCOME (LOSS) BEFORE INCOME TAXES	118,844	(78,265)	57,020	82,780
INCOME TAX EXPENSE (BENEFIT)	19,032	(42,870)	7,847	24,854
NET INCOME (LOSS)	$99,812	$(35,395)	$49,173	$57,926
Loss on preferred stock extinguishment	556	—	—	—
Dividends on preferred stock	1,169	1,320	330	330
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$98,087	$(36,715)	$48,843	$57,596

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table presents cash flows for calendar years ended December 31, 2019 and 2018 and three months ended December 31, 2018 and 2017.

	Calendar Years Ended December 31,		Three Months Ended December 31,
(In thousands)	2019	2018 (Unaudited)	2018	2017 (Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$99,812	$(35,395)	$49,173	$57,926
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	142,565	136,373	34,948	33,646
Amortization of:
Other regulatory assets and liabilities—net	8,491	7,142	1,859	1,634
Debt related costs	1,501	1,561	382	401
Deferred income taxes—net	19,690	(25,809)	8,012	7,386
Accrued/deferred pension and other post-retirement benefit cost	(1,466)	8,399	(330)	2,398
Compensation expense related to stock-based awards	3,626	15,902	1,353	4,518
Provision for doubtful accounts	17,266	22,236	5,940	3,928
Impairment loss	2,042	40,422	2,453	—
Unrealized (gain) loss on derivative contracts	(5,429)	(7,625)	4,200	1,446
Amortization of investment tax credits	(658)	(688)	(165)	(179)
Other non-cash charges (credits)—net	2,436	(2,706)	(453)	(197)
Changes in operating assets and liabilities	(86,547)	(103,526)	(201,840)	(141,364)
Net Cash Provided by (Used In) Operating Activities	203,329	56,286	(94,468)	(28,457)
FINANCING ACTIVITIES
Capital contributions from parent	—	402,728	100,000	100,000
Long-term debt issued	298,482	—	—	—
Long-term debt retired	(50,000)	(50,000)	(50,000)	—
Debt issuance costs	(3,130)	(130)	—	(236)
Long-term commercial paper issued (retired)—net	100,000	—	—	—
Notes payable issued (retired)—net	3,483	134,001	200,999	39,000
Project financing	—	53,018	—	—
Dividends on common stock and preferred stock	(100,736)	(90,820)	(24,078)	(22,166)
Payment for preferred stock extinguishment	(28,729)	—	—	—
Other financing activities—net	—	—	—	(6,197)
Net Cash Provided by Financing Activities	219,370	448,797	226,921	110,401
INVESTING ACTIVITIES
Capital expenditures (excluding AFUDC)	(432,974)	(443,550)	(126,013)	(75,293)
Insurance proceeds related to investing properties	—	3,238	—	—
Net Cash Used in Investing Activities	(432,974)	(440,312)	(126,013)	(75,293)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,275)	64,771	6,440	6,651
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	71,423	6,652	64,983	1
Cash, Cash Equivalents and Restricted Cash at End of the Year	$61,148	$71,423	$71,423	$6,652
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	15,623	1,757	3,782	(958)
Interest paid	57,922	59,041	4,982	2,977
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing	(15,460)	(81,330)	(53,018)	—
Capital expenditure accruals included in accounts payable and other accrued liabilities	26,590	33,245	33,245	25,325

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within WGL’s consolidated balance sheets that sums to the total of such amounts shown on the statements of cash flows

(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017 (Unaudited)
Cash and cash equivalents	$17,069	$6,082	$6,652
Restricted cash included in Current assets-Other	19,464	20,207	—
Restricted cash included in Deferred charges and other assets-Other	24,615	45,134	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$61,148	$71,423	$6,652

NOTE 20. QUARTERLY FINANCIAL INFORMATION (Unaudited)

All adjustments necessary for a fair presentation have been included in the quarterly information provided below. Due to the seasonal nature of our business, we report substantial variations in operations on a quarterly basis.

	Quarters Ended
(In thousands)	March 31	June 30	September 30(a)	December 31
2019
Operating revenues	$593,653	$198,484	$122,305	$416,209
Operating income (loss)	$152,580	$(10,138)	$(73,050)	102,541
Net income (loss)	$112,996	$(20,591)	$(65,799)	$73,206
Net income (loss) applicable to common stock	$112,666	$(20,921)	$(65,799)	$72,141
2018
Operating revenues	$532,040	$199,512	$139,041	$402,101
Operating income (loss)	$148,978	$(6,649)	$(225,462)	69,232
Net income (loss)	$108,084	$(11,499)	$(181,153)	$49,173
Net income (loss) applicable to common stock	$107,754	$(11,829)	$(181,483)	$48,843
(a)During the quarter ended September 30, 2018, Washington Gas recorded $200.2 million of merger related costs due to the Merger with AltaGas.

Washington Gas Light Company
Part II

Report of Independent Registered Public Accounting Firm
To the Shareholder and the Board of Directors of Washington Gas Light Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Washington Gas Light Company (the Company) as of December 31, 2019 and 2018 and the related statements of operations, comprehensive income, common shareholder's equity and cash flows for the year ended December 31, 2019 and three months ended December 31, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and three months ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842)
As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the amendments in ASU’s 2018-01, 2018-11, and 2018-20, effective January 1, 2019.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Ernst & Young LLP

We have served as Washington Gas Light Company’s auditor since 2018.

Tysons, Virginia
February 28, 2020

Washington Gas Light Company
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Washington Gas Light Company
Opinion on the Financial Statements
We have audited the accompanying statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the two years in the period ended September 30, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) of Washington Gas Light Company ("Washington Gas"). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of Washington Gas for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
November 19, 2018 (March 1, 2019, as to the effects of the adoption of ASU2017-07 during the three months ended December 31, 2018).
We began serving as Washington Gas' auditor in 2002. In 2018 we became the predecessor auditor.

Washington Gas Light Company
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures
Senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of December 31, 2019.
Management's Report On Internal Control Over Financial Reporting
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
Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of December 31, 2019.
This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC.
Changes In Internal Control Over Financial Reporting
There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

Washington Gas Light Company
Part II

ITEM 9B. OTHER INFORMATION

None.

Washington Gas Light Company
Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Washington Gas meets the conditions set forth in General Instruction I(1) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION

Washington Gas meets the conditions set forth in General Instruction I(1) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Washington Gas meets the conditions set forth in General Instruction I(1) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Washington Gas meets the conditions set forth in General Instruction I(1) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2) of Form 10-K.

Washington Gas Light Company
Part III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by (a) Deloitte & Touche LLP (“Deloitte”), the company’s independent public accounting firm for the fiscal years ended September 30, 2018 and 2017, for services rendered with respect to the fiscal years ended September 30, 2018 and 2017, and (b) Ernst & Young LLP ("EY"), the company's independent registered public accounting firm for the calendar year ended December 31, 2019 and three months ended December 31, 2018, for services rendered with respect to the calendar year ended December 31, 2019 and three months ended December 31, 2018, respectfully, are below.

	Calendar Year	Three Months	Fiscal Years
	Ended December 31,	Ended December 31,	Ended September 30,
(amounts in dollars)	2019	2018	2018	2017
Audit Fees(1)	$1,342,192	$642,479	$1,709,225	$1,335,278
Audit Related Fees(2)	$272,000	$—	$—	$102,000
Tax Fees(3)	$20,462	$—	$370,064	$240,490
All Other Fees(4)	$—	$—	$13,670	$14,388
TOTAL FEES	$1,634,654	$642,479	$2,092,959	$1,692,156
Services Provided by Deloitte and EY
All services rendered by Deloitte and EY are permissible under applicable laws and regulations and were pre-approved by the Audit Committee or by the Chair of the Audit Committee by delegated authority as required by law. The fees paid to Deloitte and EY for services listed in the above table are described in the categories listed below.

(1) Audit Fees. These are fees for professional services performed by (a) Deloitte for the audit of the company’s annual financial statements and review of financial statements included in the company’s quarterly filings on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended September 30, 2018 and 2017 and (b) EY for the audit of the company’s annual financial statements and review of financial statements included in the company’s quarterly filings on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements during the calendar year ended December 31, 2019 and three month ended December 31, 2018.

(2) Audit Related Fees. These are fees for services performed by (a) Deloitte related to the audit of the company’s annual financial statements for the fiscal years ended September 30, 2018 and 2017 and (b) EY related to the audit of the company's financial statements for the calendar year ended December 31, 2019 and three month ended December 31, 2018.

(3) Tax Fees. These are fees for professional services performed by (a) Deloitte with respect to tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2018 and 2017 and (b) EY with respect to tax compliance, tax advice and tax planning during the calendar year ended December 31, 2019 and three month ended December 31, 2018. In each case, this includes review of tax returns for the Company.

(4) All Other Fees. These are fees for other permissible work performed by (a) Deloitte during the fiscal years ended September 30, 2018 and 2017 and (b) EY during the calendar year ended December 31, 2019 and three month ended December 31, 2018.
These services are actively monitored (as to both spending level and work content) by the Washington Gas Audit Committee to maintain the appropriate objectivity and independence in Deloitte’s and EY's core work, which is the audit of the company’s financial statements and the assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
Pre-Approval Policy for Audit and Non-Audit Services
In accordance with the provisions of the Sarbanes-Oxley Act of 2002, all audit and non-audit services provided to the company by its independent public accounting firm must be pre-approved by the Audit Committee. The Sarbanes-Oxley Act of 2002 permits the Audit Committee to delegate to one of its members the authority to approve audit and non-audit services by the company’s independent public accounting firm when the Audit Committee is not in session. Until December 31, 2019 when the Audit Committee adopted a new charter, the Audit Committee maintained a policy that allowed the Chair of the Audit Committee to approve audit-related services provided by the Company’s independent public accounting firm between meetings of the Audit Committee if the fees for the services did not exceed $100,000. The Chair of the Audit Committee would report as soon as possible to the other Audit Committee members if the Chair was required to use this delegated authority between Audit

Washington Gas Light Company
Part III

Committee meetings. However, under the policy, the entire Audit Committee was required to approve any non-audit related services to be provided by the Company’s independent public accounting firm prior to the provision of such services. All services reported in the preceding schedule for calendar year ended December 31, 2019 and fiscal years ended September 30, 2018 and 2017 were pre-approved by either the full Audit Committee or by the Chair of the Audit Committee, by delegated authority.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the calendar year ended December 31, 2019, three months ended December 31, 2018 and for the fiscal years ended September 30, 2018 and 2017.

(a)(3)	Exhibits

Exhibits Filed Herewith:

4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young LLP

24	Power of Attorney for Washington Gas Light Company

31.1	Certification of Donald M. Jenkins, President of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Donald M. Jenkins, the President, and Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/ Exhibit	Description

Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

3.1	Washington Gas Light Company Charter (incorporated by reference to Exhibit 4 to Registration Statement on Washington Gas Light Company's Form S-3 filed July 21, 1995).

3.2	Bylaws of Washington Gas Light Company, as amended effective July 6, 2018 (incorporated by reference to Exhibit 3.2 to Washington Gas Light Company’s Form 8-K filed July 12, 2018).

4	Instruments Defining the Rights of Security Holders including Indentures:

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

4.5
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

Securities Distribution Agreements

10.2
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

10.3
Stockholder Agreement, dated as of July 6, 2018, between Washington Gas Light Company and Wrangler SPE LLC (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.’s Form 8-K filed July 12, 2018).

10.4
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
10.5
Agent Accession Letter, dated September 10, 2019, between Washington Gas Light Company, MUFG Securities Americas Inc., TD Securities (USA) LLC, CIBC World Markets Corp., RBC Capital Markets, LLC, U.S. Bancorp Investments, Inc. and The Williams Capital Group, L.P. (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company’s Form 8-K filed September 16, 2019).

16	Letter re change in certifying accountant

16.1	Letter from Deloitte & Touche LLP, dated October 12, 2018 (incorporated by reference to Exhibit 16.1 to Washington Gas Light Company form 8-K filed October 15, 2018).

18	Letter re change in accounting principles

18.1
Preferability Letter Regarding Change in Accounting Principles for Washington Gas (incorporated by reference to Exhibit 18.2 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2017 filed February 8, 2018).

Washington Gas Light Company
Part IV

Schedule II—Valuation and Qualifying Accounts and Reserves
Calendar Year Ended December 31, 2019, Three Months Ended December 31, 2018, and Fiscal Years Ended September 30, 2018 and 2017
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses(a)	Accounts(b)	Deductions(c)	Period
Calendar Year Ended December 31, 2019
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$29,461	$16,572	$2,565	$29,890	$18,708
Three Months Ended December 31, 2018
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$29,622	$5,902	$581	$6,644	$29,461
Fiscal Year Ended September 30, 2018
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$23,741	$19,946	$1,409	$15,474	$29,622
Fiscal Year Ended September 30, 2017
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$20,220	$14,320	$1,821	$12,620	$23,741
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

WASHINGTON GAS LIGHT COMPANY

/s/ Douglas I. Bonawitz
Douglas I. Bonawitz
Senior Vice President,
Chief Financial Officer and Treasurer

Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald M. Jenkins	President - US Utilities and Director	February 28, 2020
(Donald M. Jenkins)	(Principal Executive Officer)

/s/ Douglas I. Bonawitz	Senior Vice President, Chief Financial Officer and Treasurer	February 28, 2020
(Douglas I. Bonawitz)	(Principal Financial Officer)

/s/ Gunnar J. Gode	Vice President and Controller	February 28, 2020
(Gunnar J. Gode)	(Principal Accounting Officer)

*	Chairman of the Board	February 28, 2020
(Randall L. Crawford)

*	Director	February 28, 2020
(James W. Dyke, Jr.)

*	Director	February 28, 2020
(Linda R. Gooden)

*	Director	February 28, 2020
(M. Elise Hyland)

*	Director	February 28, 2020
(Dale S. Rosenthal)

*	Director	February 28, 2020
(Deborah S. Stein)

/s/ Douglas I. Bonawitz		February 28, 2020
(Douglas I. Bonawitz)
Attorney-in-Fact