Form 10-Q
period 2020-03-31
WASHINGTON GAS LIGHT CO
filed 2020-04-30
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
As of April 30, 2020, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding. All of the outstanding shares of common stock are held by Wrangler SPE LLC, an indirect wholly owned subsidiary of AltaGas Ltd.

REDUCED DISCLOSURE FORMAT

Washington Gas Light Company, an indirect wholly owned subsidiary of AltaGas Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
.

Washington Gas Light Company
For the Quarter Ended March 31, 2020

(i)

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
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas' integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrant assumes no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and may include, but are not limited to the following:

•
Impacts related to the outbreak of COVID-19, a strain of novel coronavirus disease, which the World Health Organization declared a global health pandemic on March 11, 2020, that has spread rapidly and led to widespread efforts to halt the disease’s spread, including business closures, travel restrictions, quarantines, and governmental orders requiring individuals to remain in their homes;

•	hazards involved in the storage, transportation, and moving of marketing of hydrocarbon products;

•	leaks, mechanical problems, incidents, or other operational issues could affect public safety and the reliability of Washington Gas’ distribution system;

•	the availability of natural gas supply or an inability to obtain an adequate supply of gas to satisfy present and future demands;

•	challenges in securing the necessary transportation or storage capacity to deliver or acquire the volume of gas necessary to meet customer demands and future growth expectations;

•	cyberattacks, including cyberterrorism, or other information technology security breaches or failures;

•	the inability to meet commitments under various orders and agreements associated with regulatory approvals for the Merger;

•	the Merger may not achieve its expected results and Washington Gas may be unable to successfully integrate into the operations of AltaGas;

•	the occurrence of unexpected costs in connection with the Merger;

•	securities class action suits and derivative suits;

•	the loss of certain administrative and management functions and services provided by AltaGas;

•	changes in AltaGas' strategy or relationship with Washington Gas that could affect our performance or operations;

•	the ability to access capital and the costs at which Washington Gas is able to access capital and credit markets, including changes in the credit ratings of Washington Gas, WGL, and AltaGas;

•	disruptions or decline in the local economy in which Washington Gas operates;

•	the credit-worthiness of customers; suppliers and derivatives counterparties;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	rules implementing the derivatives transaction provisions of the Dodd-Frank Act may impose costs on our derivatives activities;

Washington Gas Light Company
Part I-Financial Information

•	failures of Washington Gas service providers that could negatively impact the Company’s business;

•	compliance with Section 404(a) of Sarbanes-Oxley Act;

•	acts of nature and catastrophic events, including terrorist acts;

•	an inability to attract and retain key management and sufficiently skilled operational personnel;

•	strikes or work stoppages by unionized employees;

•	changes in the costs of providing retirement plan benefits;

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

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I-Financial Information
Item 1-Financial Statements

(In thousands)	March 31, 2020	December 31, 2019
ASSETS
Property, Plant and Equipment
At original cost	$6,046,692	$5,962,866
Accumulated depreciation and amortization	(1,603,239)	(1,579,718)
Net property, plant and equipment	4,443,453	4,383,148
Current Assets
Cash and cash equivalents	42,418	17,069
Receivables (net of allowance for doubtful accounts of $18,829 and $18,708, respectively)	340,198	400,891
Gas costs and other regulatory assets	35,217	9,894
Materials and supplies—principally at average cost	19,964	20,184
Storage gas	31,547	87,977
Prepaid taxes	30,865	34,576
Other prepayments	29,695	33,867
Receivables from associated companies	14,042	12,421
Derivatives	11,248	6,553
Other	11,491	19,619
Total current assets	566,685	643,051
Deferred Charges and Other Assets
Regulatory assets
Gas costs	60,069	98,717
Pension and other post-retirement benefits	36,175	39,435
Other	82,682	84,886
Prepaid post-retirement benefits	368,542	366,508
Right of use asset	39,045	40,004
Derivatives	15,540	10,370
Other	35,825	30,620
Total deferred charges and other assets	637,878	670,540
Total Assets	$5,648,016	$5,696,739
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,798,678	$1,572,196
Long-term debt	1,431,093	1,430,949
Total capitalization	3,229,771	3,003,145
Current Liabilities
Notes payable	45,511	299,483
Accounts payable and other accrued liabilities	219,773	267,408
Customer deposits and advance payments	33,103	40,052
Gas costs and other regulatory liabilities	87,109	105,399
Accrued taxes	29,280	23,781
Payables to associated companies	71,193	57,923
Operating lease liability	5,752	5,850
Derivatives	6,166	4,069
Other	29,788	30,032
Total current liabilities	527,675	833,997
Deferred Credits
Deferred income taxes	510,201	462,475
Accrued pensions and benefits	119,461	115,837
Asset retirement obligations	208,946	206,820
Regulatory liabilities
Accrued asset removal costs	254,213	254,429
Other post-retirement benefits	196,545	199,665
Excess deferred taxes and other	401,279	404,700
Operating lease liability	52,593	53,642
Derivatives	91,760	97,695
Other	55,572	64,334
Total deferred credits	1,890,570	1,859,597
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,648,016	$5,696,739
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Operations (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended March 31,
(In thousands)	2020	2019

OPERATING REVENUES	$501,735	$593,653
OPERATING EXPENSES
Utility cost of gas	141,951	242,263
Operation and maintenance	102,678	111,002
Depreciation and amortization	35,870	35,189
General taxes and other assessments	50,069	52,619
Total Operating Expenses	330,568	441,073
OPERATING INCOME	171,167	152,580
Other income (expense) — net	3,070	4,522
Interest expense	16,694	14,876
INCOME BEFORE INCOME TAXES	157,543	142,226
INCOME TAX EXPENSE	31,459	29,230
NET INCOME	$126,084	$112,996
Dividends on preferred stock	—	330
NET INCOME APPLICABLE TO COMMON STOCK	$126,084	$112,666
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended March 31,
(In thousands)	2020	2019
NET INCOME	$126,084	$112,996
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	(304)	(162)
Change in actuarial net gain	2,926	4,904
Total pension and other post-retirement benefit plans	$2,622	$4,742
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	681	477
OTHER COMPREHENSIVE INCOME	$1,941	$4,265
COMPREHENSIVE INCOME	$128,025	$117,261
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended March 31,
(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$126,084	$112,996
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	35,870	35,189
Amortization of:
Other regulatory assets and liabilities—net	2,225	1,730
Debt related costs	360	373
Deferred income taxes—net	31,609	29,394
Accrued/deferred pension and other post-retirement benefit cost	465	3,885
Compensation expense related to stock-based awards	446	1,185
Provision for doubtful accounts	5,874	7,489
Unrealized (gain) loss on derivative contracts	(6,122)	(7,148)
Amortization of investment tax credits	(150)	(165)
Other non-cash charges (credits)—net	(22)	208
Changes in operating assets and liabilities (Note 16)	49,043	3,632
Net Cash Provided by Operating Activities	245,682	188,768
FINANCING ACTIVITIES
Capital contribution from parent	125,000	—
Debt issuance costs	—	(209)
Notes payable issued (retired)—net	(253,972)	(91,000)
Dividends on common stock and preferred stock	(25,000)	(24,567)
Net Cash Used in Financing Activities	(153,972)	(115,776)
INVESTING ACTIVITIES
Capital expenditures	(70,995)	(92,739)
Net Cash Used in Investing Activities	(70,995)	(92,739)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,715	(19,747)
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	61,148	71,423
Cash, Cash equivalents and Restricted Cash at End of the Period	$81,863	$51,676
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 16)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation
Following the 2018 Merger Agreement, Washington Gas became an indirect, majority owned subsidiary of, among other entities, AltaGas and WGL. In connection with the Merger, WGL formed a wholly owned subsidiary, Wrangler SPE LLC (Wrangler SPE), a bankruptcy remote, special purpose entity to own the common stock of Washington Gas. In addition, WGL owns all of the shares of common stock of certain affiliated non-utility subsidiaries, some of which provide services to Washington Gas, and some of which own interests in other entities. On December 20, 2019, Washington Gas redeemed all the outstanding shares of its preferred stock. As a result, Washington Gas is now an indirect, wholly owned subsidiary of AltaGas and WGL.
The condensed financial statements of Washington Gas have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim condensed financial statements and accompanying notes should be read in conjunction with the Financial Statements on Form 10-K for the year ended December 31, 2019. Due to the seasonal nature of our business, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full years ending December 31, 2020 and 2019.
The information presented in this report on Form 10-Q are presented solely for the registrant Washington Gas on a stand-alone basis.
The accompanying unaudited condensed financial statements for Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
For a complete description of our significant accounting policies, refer to Note 1-Accounting Policies of the Notes to Financial Statements on Form 10-K for year ended December 31, 2019. We include herein certain updates to those policies.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Accounting Standards Adopted in the Calendar Year and Other Newly Issued Accounting Standards
The following tables represent accounting standards adopted by Washington Gas during the three months ended March 31, 2020, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

ACCOUNTING STANDARDS ADOPTED IN CALENDAR YEAR 2020
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
January 1, 2020
Cash equivalents, accounts receivable, unbilled revenue, and contract assets are within the scope of the new standard. Upon adoption, we recorded an increase to our allowance for credit losses and a reduction to retained earnings of $1.5 million. See Note 2 - Credit Losses for further information and the new required disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This update modifies the disclosure requirements on fair value measurements. Early adoption is permitted.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements. This update clarifies the interaction between Topic 606, Revenue from Contracts with Customers and Topic 808.
		January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.
ASU 2019-01, Leases (Topic 842) Codification Improvements
This update addresses the determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers, provides guidance for the presentation of the statement of cash flows for sales-type and direct financing leases, and clarifies transition disclosures related to the adoption of ASC 842.
		January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	The amendments in this ASU provide clarification and improve the codification in recently issued accounting standards.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.
ASU 2020-03, Codification Improvements to Financial Instruments	This Update makes technical corrections and minor improvements to the guidance on financial instruments.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This standard modifies the disclosure requirements related to defined benefit pension and other postretirement plans. Early adoption is permitted.	December 31, 2020	It is not expected that the adoption of this standard will have a material effect on our financial statements.
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes
As part of FASB's Simplification Initiative, this standard amends ASC Topic 740 by removing certain exceptions to the general principles and clarifying and amending other current guidance. Early adoption is permitted.
		January 1, 2021	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This standard provides optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments may be elected prospectively to contract modifications made and to hedging relationships existing as of or entered into on or after the date of adoption and through December 31, 2022.
		December 31, 2022	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 2. CREDIT LOSSES

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) model. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures. The CECL model requires the expected credit losses to consider past events, including historical experience, current conditions and reasonable and supportable forecasts. When measuring credit losses, financial assets with similar risk characteristics should be pooled, and credit losses should be recognized over the contractual term of the financial asset. In addition, entities may make a one-time irrevocable election on certain eligible financial instruments to elect fair-value treatment on an instrument-by-instrument basis.
Our assessment concluded that our cash equivalents, accounts receivables, unbilled revenue, contract assets, and a long term receivable from one of our trading partners that is part of a collaborative arrangement are within scope of the new standard. We adopted the standard using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings at January 1, 2020. Prior periods presented for comparative purposes are not adjusted. Upon implementation of ASU 2016-13, we recorded a $1.5 million increase to the Company's allowance for doubtful accounts and a decrease to retained earnings. Washington Gas also elected to account for its cash equivalents at fair value.
Utility Customer Receivables: Washington Gas is exposed to risk through the non-payment of utility bills by customers. To manage this customer credit risk, Washington Gas customers are offered budget billing options or higher risk customers may be required to provide a cash deposit until the requirement for deposit refunds are met. Washington Gas can recover a portion of non-payments from customers in future periods through the rate-setting process. For accounts receivable and unbilled revenue generated by the utility business, an allowance for doubtful accounts is recognized using a historical loss-rate based on historical payment and collection experience. This rate may be adjusted based on management’s expectations of unusual macroeconomic conditions and other factors. Washington Gas regularly evaluates the reasonableness of the allowance based on a combination of factors, such as: the length of time receivables are past due, historical expected payment, collection experience, financial condition of customers, and other circumstances that could impact customers' ability or desire to make payments. Upon implementation of the new standard, Washington Gas increased the allowance for doubtful accounts by $1.4 million.
Based on previous collection experience, Washington Gas did not record an allowance for doubtful accounts for its contract assets associated with our energy management services projects with the federal government. Refer to Note 14 - Related Party Transactions for further information.
Washington Gas Asset Optimization: The Utility operates under an existing wholesale counterparty credit policy that is designed to mitigate credit risk. Credit limits are established for each counterparty and credit enhancements such as letters of credits, parent guarantees and cash collateral maybe required. The creditworthiness of all counterparties is continuously monitored. The allowance for doubtful accounts is estimated by applying 30-year historical default rates for one-year receivables sourced from external credit rating agencies to the accounts receivable and unbilled revenue balances associated with counterparties the Utility has determined to be below investment grade. In the event that a counterparty no longer exhibits similar risk characteristics, the associated receivable is evaluated individually. Upon implementation of ASU 2016-13, Washington Gas did not record an amount to the allowance for doubtful accounts.
Washington Gas also has a long term receivable from a trading partner totaling $1.4 million in “Deferred charges and other assets-Other”, of which no portion of the balance is past due. The trading partner was evaluated and assigned an internal credit rating in accordance with our credit policy. An allowance for doubtful accounts is recorded based on historical default rates published by external credit rating agencies and a rate commensurate with the period in which the receivable is expected to be collected. With implementation of the new standard, Washington Gas recorded an estimated credit loss reserve of $0.1 million reported as a reduction to “Deferred charges and other assets-Other”.
The following table presents the activity of allowance for doubtful accounts by types for the reporting periods.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Three Months Ended March 31, 2020
(In millions)	Account receivables and Unbilled Revenue	Asset Optimization
Balance, beginning of period	$18.7	$—
Provision	5.9	—
Write offs charged against the allowance	(7.5)	—
Recoveries	0.3	—
Adjustment upon adoption of ASC 326	1.4	0.1
Balance, end of period	$18.8	$0.1
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. Governments in affected areas in which we operate have imposed a number of measures designed to contain the outbreak, including non-essential business closures, travel restrictions, quarantines and cancellations of gatherings and events. These measures have resulted in widespread challenges to businesses and the job market resulting in increased unemployment rates, which could impact the ability of the Company’s customers to pay for services. Washington Gas has temporarily suspended shut-off, collection activities, and assessment of late fees as a result of public service commission orders in the jurisdictions in which the Company operates. In addition, we have received orders from our public service commissions to establish a regulatory asset for incremental collection and other costs related to COVID-19. Due to the speed with which the situation is developing and the uncertainty of its magnitude, outcome and duration, it is currently not possible to reasonably estimate the impact of the pandemic on our customer collections at this time.
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with customers to depict the transfer of goods or services to customers at an amount it expects to be entitled to in exchange for those goods or services. Washington Gas sells natural gas and distribution services to residential, commercial, industrial and governmental customers through regulated tariff rates approved by regulatory commissions in the jurisdictions where it operates. Customers are billed monthly based on regular meter readings. Customer billings are based on two main components: (i) a fixed service fee and (ii) a variable fee based on usage. For customers who choose to purchase their natural gas from Washington Gas, the bill will include a usage based charge for the cost of the commodity. Revenue is recognized over time as natural gas is delivered or as service is performed. Since meter readings are performed on a cycle basis, Washington Gas recognizes accrued revenue for any services rendered to its customers but not billed at month-end. The tariff sales are generally considered daily or “at-will” contracts as customers may cancel their service at any time (subject to notification requirements in the tariff), and revenue generally represents the amount Washington Gas is entitled to invoice. There are certain contracts that have terms of one year or longer. For these contracts, revenue is recognized based on the amount Washington Gas is entitled to bill the customer.
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
We disaggregate revenue by type of service. The following table disaggregates revenue for the three months ended March 31, 2020 and 2019:

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Disaggregated Revenue by Type of Service
	Three Months Ended March 31,
(In millions)	2020	2019
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$346.3	$462.1
Gas delivered for others	97.6	109.4
Other	13.7	13.6
Other revenues	0.7	1.1
Total revenue from contracts with customers	$458.3	$586.2
Other sources of revenue
Revenue from alternative revenue programs (a)	$40.6	$4.0
Leasing revenue	0.2	0.2
Other (b)	2.6	3.3
Total revenue from other sources	$43.4	$7.5
Total Operating Revenue	$501.7	$593.7
(a) Washington Gas has determined that its Revenue Normalization Adjustment (RNA), Weather Normalization Adjustment (WNA), and Conservation and Ratemaking Efficiency (CARE) Ratemaking Adjustment (CRA) billing adjustment mechanisms and accelerated pipe replacement programs are alternative revenue programs and accounted for under ASC Topic 980.
(b) The amount includes late fees billed.

Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. Unbilled revenues of $74.0 million and $116.3 million are included within "Receivables" on Washington Gas' balance sheets at March 31, 2020 and December 31, 2019, respectively. Unbilled revenues represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by federal government for the right to payment to occur. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
The following table shows the opening and closing balances of contract assets from contracts with customers for the reporting periods, which were included within "Receivables" on Washington Gas' balance sheets.

(In millions)	2020	2019
Contract assets at January 1	$44.2	$85.3
Contract assets at March 31	$46.1	$34.6
Increase (decrease) in contract assets	$1.9	$(50.7)

NOTE 4. LEASES

Washington Gas has operating leases as a lessee for our corporate headquarters and other offices, communication tower space, and certain office equipment.
The Company also has lessor leases for land, office space and communication tower space that are classified as operating leases. Washington Gas has elected not to separate the lease and non-lease components for its building leases. The leases generally have options to terminate the leases with notice prior to the end of the lease term based on the contract terms. The lease agreements do not contain material residual value guarantees. For information on the lease income recognized during the period, see the Disaggregated Revenue by Type of Service table in Note 3 — Revenue from Contracts with Customers.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

There were no other significant changes for our operating leases during the three months ended March 31, 2020.
NOTE 5. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

(In millions)	March 31, 2020	December 31, 2019
Accounts payable—trade	$135.9	$154.3
Employee benefits and payroll accruals	20.6	39.2
Wages payable	24.1	22.2
Accrued interest	3.1	17.3
Other accrued liabilities (a)	36.1	34.4
Total	$219.8	$267.4
(a) Amount includes $11.9 million and $11.7 million estimated liability associated with Antero judgment at March 31, 2020 and December 31, 2019, respectively, Refer to Note 11 -Commitments and Contingencies for further information.
NOTE 6. SHORT-TERM DEBT

Washington Gas satisfies the short-term financing requirements through the sale of commercial paper, or through bank borrowings. Due to the seasonal nature of our operations, short-term financing requirements can vary significantly during the year. Revolving credit agreements are maintained to support outstanding commercial paper and to permit short-term borrowing flexibility. The policy of Washington Gas is to maintain bank credit facilities in amounts equal to or greater than the expected maximum commercial paper position.
Credit Facility
The following is a summary of committed credit available at March 31, 2020 and December 31, 2019.

(In millions)	March 31, 2020	December 31, 2019
Committed credit agreements
Unsecured revolving credit facility, expires July 19, 2024(a)	$450.0	$450.0
Less: Commercial Paper outstanding(b)	(145.6)	(400.0)
Net committed credit available	$304.4	$50.0
Weighted average interest rate	1.91%	2.04%
(a) Washington Gas has the right to request extensions with the bank group 's approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100.0 million, with the bank groups' approval, for a total potential maximum borrowing of $550.0 million.
(b) The amount presents principal amount of commercial paper.
At March 31, 2020 and December 31, 2019, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Under the terms of the credit facility, the ratio of financial indebtedness to total capitalization may not exceed 0.65 to 1.0 (65.0%). At March 31, 2020 and December 31, 2019, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization was 45% and 52%, respectively. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Should Washington Gas fail to pay principal or interest when due on any other indebtedness, such failure may be deemed to constitute a default. Such defaults, if not remedied, could lead to suspension of further loans and/or acceleration in which obligations

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

become immediately due and payable. At March 31, 2020 and December 31, 2019, Washington Gas was in compliance with all of the covenants under its credit facility.
Commercial Paper
The total commercial paper carrying value was $145.5 million and $399.5 million at March 31, 2020 and December 31, 2019, respectively. At both March 31, 2020 and December 31, 2019, Washington Gas classified $100.0 million of our commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis. Accordingly, $45.5 million and $299.5 million of commercial paper remained in “Notes payable” at March 31, 2020 and December 31, 2019, respectively.
NOTE 7. LONG-TERM DEBT

Washington Gas issues unsecured long-term debt in the form of medium-term notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options.
Washington Gas classified certain commercial paper balance as "Long-term debt" due to its ability and intent to refinance these balances on a long-term basis.
The following table shows the long-term debt outstanding at March 31, 2020 and December 31, 2019.

Long Term Debt Outstanding
(In millions)	March 31, 2020	December 31, 2019
Washington Gas Unsecured Notes (a)	$1,346.0	$1,346.0
Commercial Paper	100.0	100.0
Total Long-Term Debt	$1,446.0	$1,446.0
Unamortized discount	(4.3)	(4.3)
Unamortized debt expense	(10.6)	(10.8)
Less—current maturities	—	—
Total Long-Term Debt (carrying value)	$1,431.1	$1,430.9
Weighted average interest rate(b)	4.52%	4.52%
(a) Includes MTNs and private placement notes. The amount represents face value of Washington Gas' unsecured notes including current maturities.
(b) Weighted average interest rate is for the Washington Gas unsecured notes including current maturities.

There were no issuances or retirements of long term debt for the three months ended March 31, 2020 and 2019.

NOTE 8. COMPONENTS OF TOTAL EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Balance at December 31, 2019	46,479,536	$46,479	$979,273	$541,535	$4,909	$1,572,196
Net income	—	—	—	126,084	—	126,084
Other comprehensive income	—	—	—	—	1,941	1,941
Capital contribution from parent	—	—	125,000	—	—	125,000
ASU 2016-13 implementation (a)	—	—	—	(1,543)	—	(1,543)
Dividends declared:
Common stock	—	—	—	(25,000)	—	(25,000)
Balance at March 31, 2020	46,479,536	46,479	1,104,273	641,076	6,850	1,798,678
Balance at December 31, 2018	46,479,539	46,479	979,273	543,448	(6,627)	1,562,573
Net income	—	—	—	112,996	—	112,996
Other comprehensive income	—	—	—	—	4,265	4,265
Dividends declared:
Common stock	—	—	—	(25,000)	—	(25,000)
Preferred stock	—	—	—	(330)	—	(330)
Balance at March 31, 2019	46,479,539	46,479	979,273	631,114	(2,362)	1,654,504
(a) Due to implementation of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, see Note 2 — Credit Losses for further information.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 9. INCOME TAXES

WGL and its wholly owned subsidiaries are included in AltaGas' consolidated income tax returns. We have established a new tax sharing policy with AltaGas Services (US) Inc. (ASUS), an indirect, wholly owned subsidiary of AltaGas, that allocates consolidated tax liabilities and benefits using a ratio determined by the separate taxable income for each member applied to the consolidated return tax liability of the group. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
At March 31, 2020 and December 31, 2019, Washington Gas recorded a $5.5 million receivable in "Receivables from associated companies" and a $0.6 million payable in "Payables to associated companies" under the ASUS tax sharing policy on Washington Gas' balance sheets, respectively.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions.  While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our financial statements at this time.
Amounts of Interest and Penalties Recognized
Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the three months ended March 31, 2020 and 2019, there were no accrued interest expense or penalties associated with uncertain tax positions.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of the net periodic benefit costs (income) recognized in our financial statements during the three months ended March 31, 2020 and 2019:

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended March 31,
	2020		2019
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.2	$1.3	$3.0	$1.3
Interest cost	8.9	2.3	10.2	3.0
Expected return on plan assets	(10.1)	(5.6)	(10.7)	(6.1)
Recognized prior service cost (credit)	0.1	(3.4)	0.1	(3.9)
Recognized actuarial loss (gain)	3.3	(0.1)	1.3	—
Settlement charge(a)	1.1	—	4.3	—
Net periodic benefit cost (income)	6.5	(5.5)	8.2	(5.7)
Allocation to affiliates	(0.3)	0.4	(0.4)	0.7
Adjusted net periodic benefit cost (income)	6.2	(5.1)	7.8	(5.0)
Amount allocated to construction projects	(0.4)	(0.2)	(0.4)	(0.2)
Amount deferred as regulatory asset (liability)-net allocations (b)	—	—	0.7	—
Amount charged (credited) to expense	$5.8	$(5.3)	$8.1	$(5.2)
(a) Amounts relate to partial settlement charges associated with lump sum payments from the Washington Gas’ defined benefit supplemental executive retirement plan (DB SERP) that were paid in the first quarter of 2020 and 2019.
(b) Amount represents the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

At March 31, 2020 and December 31, 2019, the rabbi trust balance associated with the DB SERP and non-funded defined benefit restoration plan (DB restoration) plans were $35.4 million and $40.0 million, respectively. $11.3 million and $24.0 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” on Washington Gas' balance sheets at March 31, 2020; $19.5 million and $20.5 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” at December 31, 2019, respectively, along with other rabbi trust balances.
NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments
Washington Gas has certain natural gas contracts incurred in the normal course of business that require fixed and determinable payments in the future, including unconditional purchase obligations for pipeline capacity, transportation and storage services. Refer to Note 13- Commitments and Contingencies to the Financial Statements in Form 10-K for the calendar year ended December 31, 2019 for future payments.
There were no significant changes to contractual obligations that are out of the normal course of business during the three months ended March 31, 2020.
Merger Commitments
In connection with the Merger, Washington Gas and AltaGas have made commitments related to the terms of settlement agreement with the Public Service Commission of the District of Columbia (PSC of DC) and the conditions of approval from the Public Service Commission of Maryland (PSC of MD) and the Virginia State Corporation Commission (SCC of VA). Among other things, these commitments included rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. As of March 31, 2020, the cumulative amount of merger commitments expensed was $136.6 million, of which, $16.6 million has not been paid. In addition, there are certain additional regulatory commitments that were and will be expensed as the costs are incurred, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10-year period to further extend natural gas service; and spending $8.0 million for leak mitigation within 3 years after the Merger close. Additionally, there are a number of operational commitments that will have an impact on the ongoing business of Washington Gas, including reductions of leak backlogs, conducting a root cause analysis related to customer service, increasing supplier diversity, achieving synergy savings benefits, developing protocols for moving meters from inside to outside customers’ premises, as well as reporting and tracking related to all the commitments.
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
As a result of this verdict, it was determined that a loss contingency is probable and Washington Gas recorded an estimated liability and recognized a loss in June 2019. In addition, Washington Gas recorded a receivable from our trading partner, and a receivable related to sharing with our customers as the contract relates to asset optimization. Washington Gas has been accruing interest expense on a monthly basis associated with the liability since June 2019. At March 31, 2020, the estimated liability with court fees and accrued interest was $11.9 million recorded in “Accounts payable and accrued liabilities” on Washington Gas' balance sheets. The receivable from our trading partner was $1.3 million in “Deferred charges and other assets-Other”, and sharing with customers was $4.8 million in “Regulatory assets - Gas costs” on the balance sheets. The interest expense associated with the legal liability was minimal for the three months ended March 31, 2020.

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
Maryland Jurisdiction
Maryland Show-Cause Order. On April 23, 2019, the National Transportation and Safety Board (NTSB) held a hearing during which it found, among other things, that the probable cause of the August 10, 2016, explosion and fire at an apartment complex on Arliss Street in Silver Spring, Maryland “was the failure of an indoor mercury service regulator with an unconnected vent line that allowed natural gas into the meter room where it accumulated and ignited from an unknown ignition source. Contributing to the accident was the location of the mercury service regulators where leak detection by odor was not readily available.” Washington Gas disagrees with the NTSB’s probable cause findings. Following this hearing, on June 10, 2019, the NTSB issued an accident report.
Following the NTSB hearing on September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company.
The Company timely responded to the PSC of MD’s Show-Cause Order, providing a detailed response to the NTSB’s probable cause findings, providing evidence regarding the status of its 2003 mercury regulator replacement program and demonstrating cause why the PSC of MD should not impose a civil penalty on the Company. Following the Company’s response, certain intervenors filed written comments and a public hearing was held on the matter, with some intervenors and members of the public advocating for penalties against the Company. The Company filed its rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. A hearing is expected to occur later this year.
Management believes that the likelihood of a civil penalty is probable and has accrued $330,000 to reflect the minimum liability expected to result from the proceeding. Though the Company is unable to estimate the maximum possible penalty, other parties recommended penalties ranging from $32.0 million (Apartment and Office Building Association of Metropolitan Washington argued the Company should absorb all costs of removal and relocation of mercury service regulators) to $123.3 million (Office of People's Counsel argued the Company should absorb all costs of removal and relocation of mercury service regulators and pay a fine of $25,000 per day for each day mercury service regulators remain on the Company’s system).
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
At March 31, 2020 and December 31, 2019, Washington Gas reported a liability of $11.0 million and $10.7 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At March 31, 2020 and December 31, 2019 Washington Gas estimated the maximum liability associated with all of its sites to be approximately $30.9 million and $30.7 million, respectively. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

In addition, at another adjoining property known as the “Boat Club Property,” located to the east of the property owned by the District of Columbia, Washington Gas agreed to perform a site investigation and report the findings pursuant to oversight by the District of Columbia Department of Energy and Environment (DOEE). This property was subject to a July 12, 2019, Administrative Order from the DOEE. This Administrative Order has been withdrawn and a consent order was negotiated and the Company is awaiting its issuance by the DOEE.
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
At both March 31, 2020 and December 31, 2019, Washington Gas reported a regulatory asset of $7.0 million for the portion of environmental response costs that are expected to be recoverable in future rates.
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
Washington Gas has a collaborative arrangement with a third party to facilitate the asset optimization program. The collaborative arrangement allocates a tiered percentage of profits or losses to the third party as compensation for its participation. The costs recorded by Washington Gas related to the collaborative arrangement totaled $1.0 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. These amounts were recorded in “Utility cost of gas” on Washington Gas’ statements of operations. Either party may terminate the collaborative arrangement through the delivery of a termination notice. In such an event, Washington Gas may make a payment upon termination.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of operations in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended March 31, 2020 was a net gain of $8.4 million including an unrealized gain of $6.1 million. During the three months ended March 31, 2019, we recorded a net gain of $8.2 million including an unrealized gain of $7.2 million.

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
Operations
  The following table presents the balance sheet classification for all derivative instruments at March 31, 2020 and December 31, 2019.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	March 31, 2020	December 31, 2019
Natural Gas (In millions of therms)
Asset optimization & trading	11,442.0	11,671.0
Other risk-management activities	887.0	976.0
The following table presents the balance sheet classification for all derivative instruments at March 31, 2020 and December 31, 2019.

Balance Sheet Classification of Derivative Instruments
(In millions)
March 31, 2020	Gross Derivative Assets	Gross Derivative Liabilities	Netting of Collateral	Total(a)
Current Assets—Derivatives	$2.9	$8.3	$—	$11.2
Deferred Charges and Other Assets—Derivatives	15.5	—	—	$15.5
Current Liabilities—Derivatives	(0.2)	(6.0)	—	$(6.2)
Deferred Credits—Derivatives	—	(91.8)	—	$(91.8)
Total	$18.2	$(89.5)	$—	$(71.3)
December 31, 2019
Current Assets—Derivatives	$2.9	$3.7	$—	$6.6
Deferred Charges and Other Assets—Derivatives	9.9	0.5	—	10.4
Current Liabilities—Derivatives	0.7	(11.0)	6.2	(4.1)
Deferred Credits—Derivatives	(0.5)	(97.2)	—	(97.7)
Total	$13.0	$(104.0)	$6.2	$(84.8)
(a) Washington Gas has elected to offset the fair value of recognized derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement in accordance with ASC Topic 815. All recognized derivative contracts and associated financial collateral subject to a master netting arrangement or similar that is eligible for offset under ASC Topic 815 have been presented net in the balance sheets.
 The following tables present all gains and losses associated with derivative instruments for the three months ended March 31, 2020 and 2019.

Washington Gas Light Company Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended March 31,
	2020	2019
Recorded to income
Utility cost of gas	3.1	4.0
Recorded to regulatory assets
Gas costs	8.9	11.9
Total	$12.0	$15.9
Collateral

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Washington Gas utilizes standardized master netting agreements, which facilitate the netting of cash flows into a single net exposure for a given counterparty. As part of these master netting agreements, cash, letters of credit and parent company guarantees may be required to be posted or obtained from counterparties in order to mitigate credit risk related to both derivatives and non-derivative positions. Under Washington Gas’ offsetting policy, collateral balances are offset against the related counterparties’ derivative positions to the extent the application would not result in the over-collateralization of those derivative positions on the balance sheets. Any collateral posted that is not offset against derivative assets and liabilities is included in “Other prepayments” on the balance sheets. Collateral received and not offset against derivative assets and liabilities is included in “Customer deposits and advance payments” on the accompanying balance sheets.
At March 31, 2020 and December 31, 2019, Washington Gas had $4.8 million and $5.2 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At March 31, 2020 and December 31, 2019, Washington Gas had $0.1 million and $0.1 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At March 31, 2020 and December 31, 2019, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2020 and December 31, 2019, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	March 31, 2020	December 31, 2019
Derivative liabilities with credit-risk-contingent features	$0.1	$0.4
Maximum potential collateral requirements	0.1	0.4
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At March 31, 2020, one counterparty represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $16.5 million.

NOTE 13. FAIR VALUE MEASUREMENTS

Recurring Basis
We measure the fair value of our financial assets and liabilities using a combination of the income and market approaches in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of derivatives recorded on our balance sheets under ASC Topic 815 and short-term investments, commercial paper and long-term debt outstanding required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.
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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Washington Gas did not have any Level 1 derivatives at March 31, 2020 or December 31, 2019.
Level 2.  Level 2 of the fair value hierarchy consists of assets or liabilities that are valued using directly or indirectly observable inputs either corroborated with market data or based on exchange traded market data. Level 2 includes fair values based on industry-standard valuation techniques that consider various assumptions: (i) quoted forward prices, including the use of mid-market pricing within a bid/ask spread; (ii) discount rates; (iii) implied volatility and (iv) other economic factors. Substantially all of these assumptions are observable throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the relevant market. At March 31, 2020 and December 31, 2019, Level 2 financial assets and liabilities included energy-related physical and financial derivative transactions such as forward, option and other contracts for deliveries at active market locations.
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
At March 31, 2020 and December 31, 2019, Level 3 derivative assets and liabilities included: (i) physical contracts valued at illiquid market locations with no observable market data; (ii) long-dated positions where observable pricing is not available over the majority of the life of the contract; (iii) contracts valued using historical spot price volatility assumptions and (iv) valuations using indicative broker quotes for inactive market locations.
 The following table sets forth financial instruments recorded at fair value at March 31, 2020 and December 31, 2019, respectively. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Fair Value Measurements Under the Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Total
At March 31, 2020
Assets	$—	$0.7	$17.5	$18.2
Liabilities	$—	$(0.8)	$(88.7)	$(89.5)
At December 31, 2019
Assets	$—	$0.8	$12.2	$13.0
Liabilities	$—	$(7.0)	$(97.0)	$(104.0)
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions, by contract type, at March 31, 2020 and December 31, 2019.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value	Valuation Techniques	Unobservable Inputs	Weighted Average (a)	Range
March 31, 2020	($71.2)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.34)	($0.878)-$2.133
December 31, 2019	($84.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	—	($0.905)-$2.523
(a) ASU 2018-13 has been applied prospectively, beginning with the interim period ending March 31, 2020. The average level 3 price was weighted by transaction volume.

The following table is a summary of the changes in the fair value of our natural gas related derivative instruments that are measured at net fair value on a recurring basis in accordance with ASC Topic 820 using significant Level 3 inputs during the three months ended March 31, 2020 and 2019, respectively.
.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	Three Months Ended March 31,
(In millions)	2020	2019
Balance at beginning of period	$(84.8)	$(106.6)
Realized and unrealized gains (losses)
Recorded to income	3.1	3.6
Recorded to regulatory assets—gas costs	9.1	12.5
Transfers into Level 3	—	(3.8)
Transfers out of Level 3	—	5.0
Settlements	1.4	3.2
Balance at end of period	$(71.2)	$(86.1)
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
Unrealized gains (losses) attributable to derivative assets and liabilities measured using significant Level 3 inputs were recorded as follows for the three months ended March 31, 2020 and 2019, respectively:

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Three Months Ended March 31,
(In millions)	2020	2019
Recorded to income
Utility cost of gas	$2.3	$2.5
Recorded to regulatory assets
Gas costs	7.6	10.5
Total	$9.9	$13.0
The following table presents the carrying amounts on Washington Gas' balance sheets and estimated fair values of our financial instruments at March 31, 2020 and December 31, 2019.

Fair Value of Financial Instruments
	March 31, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Money market funds(a)	$78.0	$78.0	$55.1	$55.1
Other long-term receivable(b)	$1.3	$1.3	$1.3	$1.3
Commercial paper (c)	$145.5	$145.5	$399.5	$399.5
Washington Gas Unsecured notes(d)	$1,331.1	$1,486.5	$1,330.9	$1,480.8
(a) The balance at March 31, 2020 includes $38.6 million money market funds located in "Cash and cash equivalents", $11.3 million rabbi trust investment located in "Current Assets-Other", and $28.1 million rabbi trust investments located in "Deferred Charges and Other Assets-Other" of the accompanying balance sheets; The balance at December 31, 2019 includes $11.0 million money market funds located in "Cash and cash equivalents", $19.5 million rabbi trust investment located in "Current Assets-Other" and $24.6 million rabbi trust investments located in "Deferred Charges and Other Assets-Other".
(b) Amount represents a long-term receivable from one of our trading partners related to Antero contract discussed in Note 11-Commitments and Contingencies.
(c)The balance at March 31, 2020 includes $45.5 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets. The balance at December 31, 2019 includes $299.5 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets.
(d) Includes adjustments for current maturities and unamortized discounts, as applicable. The amount was included in "Long-term debt" on the accompanying balance sheets.
Our money market funds are Level 1 valuations and their carrying amount is equal to fair value.
The other long-term receivable is from one of our trading partners related to the Antero contract. The fair value for our other long term receivable approximates its carrying value using Level 2 input to estimate the credit loss associated with the receivable.
The carrying cost of our commercial paper approximates fair value using Level 2 inputs.
The fair value of Washington Gas unsecured notes was estimated based on valuation techniques using indirectly observable inputs corroborated with market data and therefore is classified as Level 2.

NOTE 14. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas and effective with the close of the Merger on July 6, 2018, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries at the lower of cost or market. Washington Gas records a payable of the total shared service costs allocated to all of WGL's subsidiaries in "Payable to associated companies" and a receivable of the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheets. Additionally, effective upon the approval by the SCC of Virginia in March 2020, Washington Gas began receiving certain corporate services from SEMCO Energy, Inc., (SEMCO), a subsidiary of AltaGas. Washington Gas records in "Payable to associated companies" on its balance sheets for the

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

services provided by SEMCO. The expenses associated with services provided by AltaGas and SEMCO are recorded to “Operation and maintenance” on Washington Gas' statements of operations.
The net expenses of $5.0 million and $4.5 million were included in “Operation and maintenance” on the statements of operations for the three month ended March 31, 2020 and 2019, respectively, reflecting the corporate service cost allocated to Washington Gas.
In addition, Washington Gas provides accounting, treasury, legal and other administrative and general support to WGL’s subsidiaries, and files consolidated tax returns that include affiliated taxable transactions. Effective upon the approvals by the SCC of Virginia, Washington Gas began providing accounting, legal, tax and other administrative and general support to various AltaGas U.S. entities. Washington Gas bills affiliates to which it provides services in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.
Project Financing
WGL Energy Systems, Inc. (WGL Energy Systems), an indirect, wholly-owned subsidiary of WGL, obtains third-party project financing for energy management services projects with the federal government under Washington Gas’s area-wide contract. As work is performed, Washington Gas establishes a contract asset in “Receivables” representing the government’s obligation to remit principal and interest and records a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount.
At March 31, 2020, Washington Gas recorded $46.1 million of contract assets in “Receivables” and a $46.1 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
At December 31, 2019, Washington Gas recorded $44.2 million of contract assets in “Receivables” and a $44.2 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
In October 2018, WGL Energy Systems repaid $53.0 million historically drawn by Washington Gas from a third-party lender for Washington Gas' area-wide contract that the lender demanded repayment for due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in "Payables to associated companies" on Washington Gas' balance sheets at December 31, 2018. In February 2019, WGL sold the receivables, and accordingly, Washington Gas reversed the associated amount in “Payables to associated companies” and “Receivables” on its balance sheets during the three months ended March 31. 2019.
Related Party Transactions with Hampshire
Hampshire Gas Company (Hampshire), a wholly-owned subsidiary of WGL, owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in "Operation and maintenance" in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. A right-of-use (ROU) asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded $2.0 million and $2.1 million of the expenses related to the cost of services provided by Hampshire in "Operation and maintenance " on Washington Gas' statements of operations for the three months ended March 31, 2020 and 2019, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in "Payable to associated companies" of Washington Gas' balance sheets. Refer to Note 4 - Leases for further discussion of ASC 842.
Other Related Party Transactions
In connection with billing for unregulated third-party marketers, including WGL Energy Services, Inc., (WGL Energy Services), an indirect, wholly-owned subsidiary of WGL, and with other miscellaneous billing processes, Washington Gas

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.
Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory, These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues in " Operating revenue" of its statements of operations for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. The following table shows the amounts Washington Gas charged WGL Energy Services for balancing services.

Washington Gas - Gas Balancing Service Charges
	Three Month Ended March 31,
(In millions)	2020	2019
Gas balancing service charge	$6.6	$8.9
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded $2.6 million and $2.1 million payable to WGL Energy Services at March 31, 2020 and December 31, 2019, respectively, related to an imbalance in gas volumes. The payables were recorded in "Accounts payable and other accrued liabilities" on Washington Gas' balance sheets.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and separate program approved by the PSC of DC, whereby it purchases receivables from participating energy marketers at approved discount rates. WGL Energy Services is one of the energy marketers that participates in these POR programs whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheets. At March 31, 2020 and December 31, 2019, Washington Gas had balances of $7.0 million and $7.9 million, respectively, of purchased receivables from WGL Energy Services.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) for Washington Gas by component for the three months ended March 31, 2020 and 2019.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Three Months Ended March 31,
(In thousands)	2020	2019
Beginning Balance	$4,909	$(6,627)
Amortization of prior service credit (a)(b)	(304)	(162)
Amortization of actuarial loss (a)(b)	1,016	415
Actuarial gain (loss) arising during the period (a)	1,910	4,489
Current-period other comprehensive income	2,622	4,742
Income tax expense related to pension and other post-retirement benefit plans	681	477
Ending Balance	$6,850	$(2,362)
(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost.
(b) Amortization of prior service cost and amortization of actuarial gain (loss) represent the amounts reclassified out of AOCI to “Other income (expense)” of statements of operations for the reporting periods.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table details the changes in operating assets and liabilities from operating activities, cash payments that have been included in the determination of earnings and non-cash investing and financing activities:

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables	$53,278	$(27,774)
Receivables from associated companies	(1,621)	249
Gas costs and other regulatory assets/liabilities—net	(43,613)	6,683
Storage gas	56,430	65,885
Prepaid taxes	3,711	2,037
Accounts payable and other accrued liabilities	(59,144)	(77,797)
Payables to associated companies	13,270	(2,656)
Customer deposits and advance payments	(6,949)	(15,521)
Accrued taxes	5,499	3,232
Other current assets	10,273	2,215
Other current liabilities	(243)	(243)
Deferred gas costs—net	24,874	50,086
Deferred assets—other	(1,014)	14,027
Deferred liabilities—other	(1,463)	(2,297)
Pension and other post-retirement benefits	(4,245)	(14,494)
Changes in operating assets and liabilities	$49,043	$3,632
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	$(3,880)	$(1,683)
Interest paid	$30,965	$25,398
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditure accruals included in accounts payable and other accrued liabilities	$45,817	32,738

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows

	March 31,
(in thousands)	2020	2019
Cash and cash equivalents	$42,418	$2,142
Restricted cash included in Current assets-Other	$11,332	$4,094
Restricted cash included in Deferred charges and other assets-Other	$28,113	$45,440
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$81,863	$51,676

Restricted cash included in "Current assets—Other" and "Deferred charges and other assets—Other" on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds at end of March 31, 2020 and 2019. Refer to Note 10 — Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) analyzes the financial condition, results of operations and cash flows of Washington Gas. This discussion follows the format permitted in accordance with General Instruction H(2) of Form 10-Q, in light of Washington Gas’ status as a wholly owned subsidiary of AltaGas as permitted under General Instruction H(1) of Form 10-Q. It includes management’s narrative analysis of results of operations and reasons for material changes. This narrative discusses past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “Washington Gas,” “we,” “us,” “our” or the "Company" refers to Washington Gas Light Company.
Management’s Discussion and Analysis is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the company’s financial statements and the Notes to Condensed Financial Statements.
Preliminary Observations on Effect of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. Governments in affected areas in which we operate have imposed a number of measures designed to contain the outbreak, including business closures, travel restrictions, quarantines and cancellations of gatherings and events. The expected impacts on the global economy are anticipated to be far-reaching, however, due to the speed with which the situation is developing and the uncertainty of its magnitude, outcome and duration, it is not currently possible to accurately quantify the impact of the pandemic on Washington Gas’ operations or financial results. As of the date of issuance of the financial statements, the Company's operations have not been significantly impacted; however, the Company continues to monitor the situation. No impairments were recorded through the date of this report, as no triggering events or changes in circumstances had occurred. However, due to significant uncertainty surrounding the situation, management's judgment regarding the situation could change in the future. In addition, while the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time. Refer to "Rates and Regulatory Matters" for discussion on COVID-19 related orders.
Results of Operations
Washington Gas has one operating segment that engages in its core business of delivering and selling natural gas under tariffs approved by regulatory commissions in the District of Columbia, Maryland and Virginia. Net income was $126.1 million for the three months ended March 31, 2020 compared to net income of $113.0 million for the three months ended March 31, 2019. The increase in net income was mainly from a $14.0 million increase in net revenues driven by the impact of rate cases and accelerated pipe replacement programs, and a $8.3 million decrease in operation and maintenance mainly due to lower employee incentive costs.
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
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income.
The following table reconciles EBITDA to net income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In millions)	2020	2019	Increase/(Decrease)
Net income	$126.1	$113.0	$13.1
Interest expense	16.7	14.9	1.8
Income tax expense	31.5	29.2	2.3
Depreciation and amortization	35.9	35.2	0.7
EBITDA	$210.2	$192.3	$17.9

The following table summarizes the Company’s financial data for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In millions)	2020	2019	Increase/(Decrease)
Revenues:
Operating revenues	$501.7	$593.7	$(92.0)
Less: Cost of gas	142.0	242.3	(100.3)
Less: Revenue taxes	27.0	32.7	(5.7)
Total net revenues	332.7	318.7	14.0
Operation and maintenance	102.7	111.0	(8.3)
General taxes and other assessments	23.0	19.9	3.1
Other income (expenses)-net	3.2	4.5	(1.3)
EBITDA	$210.2	$192.3	$17.9

Revenues
Operating revenues decreased by $92.0 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 mainly driven by the effects of weather and consumption patterns along with a reduction in gas cost. We also utilize the non-GAAP measure of net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability. The cost of the natural gas commodity and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating revenues. Additionally, net revenues may not be comparable to similarly titled measures of other companies. The table above reconciles net revenues to operating revenues for the reporting periods as part of the reconciliation of operating revenues to EBITDA. Net revenues increased by $14.0 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
The following is the main driver noted above for the decrease in operating revenues, as well as the additional drivers for the increase in net revenues:
Impact of rate cases. $9.8 million increase due to new base rates in Maryland, effective October 2019, and a $7.5 million increase due to a true-up to the Virginia rate refund liability after incorporating final commission approved rates.
Accelerated replacement programs. $5.0 million increase due to approved accelerated replacement programs that were in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Estimated effects of weather and consumption patterns. Weather, when measured by Heating Degree Days, was 22.2% and 3.8% warmer than normal for the three months ended March 31, 2020 and 2019, respectively, driving lower firm net revenues of $9.7 million. In the District of Columbia, where Washington Gas does not have a billing mechanism to offset the effects of weather, the comparatively warmer weather for the three months ended March 31, 2020 primarily drove this negative variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns and non-weather related factors such as customer conservation.
Operation and Maintenance Expenses
Operating and maintenance expenses decreased $8.3 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was mainly driven by lower employee incentive costs.
General taxes and other assessments
The increase in general taxes and other assessments between the three months ended March 31, 2020 and 2019 was $3.1 million associated with clean energy programs.
Other income (expense)
The decrease in other income (expenses) between the three months ended March 31, 2020 and 2019 was $1.3 million, related to lower pension costs.
Income Taxes
The effective income tax rate for the three months ended March 31, 2020 was 20.0% compared to 20.5% for the three months ended March 31, 2019.

Statistical Information
Key gas volumes, weather and meter statistics are shown in the table below for the three months ended March 31, 2020 and 2019.

Gas Volumes, Weather and Meter Statistics
	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
Base Gas Volumes (millions of therms)
Firm	546.1	677.8	(131.7)
Interruptible	76.7	94.4	(17.7)
Other	14.1	12.9	1.2
Total gas volumes	636.9	785.1	(148.2)
Degree Days
Actual	1,666	2,048	(382)
Normal	2,141	2,129	12
Percent colder (warmer) than normal	(22.2)%	(3.8)%	n/a
Average active customer meters	1,196,000	1,187,000	9,000
Ending active customer meters	1,198,036	1,188,263	9,773
New customer meters added	2,927	2,667	260
Gas Service to Firm Customers
The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, mitigate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” in the Form 10-K for year ended December 31, 2019 for a further discussion).
Gas Service to Interruptible Customers
Customers whose service can be temporarily interrupted in order for the regulated utility to meet the needs of firm customers pay a lower delivery rate than firm customers and they must be able to readily substitute an alternate fuel for natural gas. Per

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

approved tariffs, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas has sharing mechanisms in the District of Columbia that shares most of these margins with firm customers.

Liquidity and Capital Resources
General Factors Affecting Liquidity
Washington Gas generally meets its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper and long-term debt, and equity contributions from its parent holding companies, routed through Wrangler SPE. Access to short-term debt markets provides funding to our short-term liquidity requirements, the most significant of which include buying natural gas and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund capital expenditures and retire matured long-term debt. Under the Merger commitments agreed to by AltaGas and Washington Gas, including other rules imposed by regulatory commissions or laws in Washington Gas’ service territory, the Company is prohibited to make advances or issue loans to an affiliate or parent holding company without prior regulatory commission approval.
Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At March 31, 2020, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
On March 31, 2020, Washington Gas received a $125.0 million cash capital contribution from Wrangler SPE. The proceeds will be used to support the Company's construction program, to repay its short-term debt and for other corporate purposes.
We believe that our cash flows from operations and sources of funding will provide sufficient liquidity to satisfy our financial obligations. However, as the impact of the COVID-19 pandemic on the economy and operations evolves, we will continue to assess our liquidity needs, the ability to access capital markets for commercial paper or long-term debt financing, and potential impacts due to the ability of our customers to pay for services. Should the Company’s cash flow be materially impacted owing to virus-driven circumstances, the Company may find itself without adequate cash flow to fund its operations, and we may need additional liquidity.
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
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Washington Gas classifies commercial paper balances as "Long-term debt" on the balance sheets based on its ability and intent to refinance these balances on a long-term basis. At March 31, 2020 and December 31, 2019, $100.0 million of our commercial paper balance was classified as long term debt on Washington Gas's balance sheets, respectively. Bank credit balances available to Washington Gas under the existing credit facility, net of commercial paper balances, were $304.4 million and $50.0 million at March 31, 2020 and December 31, 2019, respectively.
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

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

rating is not a recommendation to buy, sell or hold securities. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

Rating Service	Senior Unsecured	Commercial Paper
Fitch Ratings(a)	A	F2
Moody’s Investors Service(b)	A3	P-2
Standard & Poor’s Ratings Services(c)	A-	A-2
(a) On July 10, 2018, Fitch downgraded Washington Gas' senior unsecured debt credit rating from A+ to A, and adjusted its long-term debt ratings outlook to stable.
(b)On January 30, 2020, Moody's downgraded Washington Gas' senior unsecured debt credit rating from A2 to A3, and its commercial paper rating from P-1 to P-2, and adjusted its long-term debt rating outlook from negative to stable.
(c) On December 11, 2019, Standard & Poor raised Washington Gas' senior unsecured debt credit rating from BBB+ to A-, and adjusted its outlook from negative to stable. Its commercial paper rating remained A-2.
Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas' revolving credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). At March 31, 2020 and December 31, 2019, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 45% and 52%, respectively. In addition, Washington Gas is required to inform lenders of changes in corporate existence, financial conditions, litigation and environmental warranties that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes in these areas might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to a suspension of further loans and/or acceleration in which obligations become immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions. At March 31, 2020 and December 31, 2019, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
Historical Cash Flows
Cash Flows Provided by Operating Activities
Washington Gas' cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. Cash flows provided by operating activities were $245.7 million for the three months ended March 31, 2020, a $56.9 million increase from the three months ended March 31, 2019. The increase was mainly driven by a $16.1 million lump-sum settlement payment in 2019 funded through the associated rabbi trust, and lower account receivable from sale of gas due to warmer weather in three months ended March 31, 2020 compared to same period in 2019.
Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $154.0 million and $115.8 million for the three months ended March 31, 2020 and 2019, respectively, which consists of net repayments of short term borrowings and dividend payments. The three months ended March 31, 2020 financing activities include a capital contribution from its parent company.
Cash Flows Used in Investing Activities
Cash flows used in investing activities totaled $71.0 million and $92.7 million for the three months ended March 31, 2020 and 2019, respectively, which consists of capital expenditures made by Washington Gas.
Accelerated Pipe Replacement Programs (APRPs)
APRPs are in place in all three of our jurisdictions with an associated surcharge mechanism to recover the cost, including a return, on those capital investments between base rate cases. The following table summarizes the current status of our accelerated pipe replacement programs in three of our jurisdictions.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Jurisdiction	Estimated Cost	Expenditure to Date (a)	Status	Expected in-service date
District of Columbia	Estimated $374 million over the period from October 2020 to December 2025, plus additional expenditures in subsequent periods.
Washington Gas has submitted an application for the second phase of PROJECTpipes to the PSC of DC. In the interim, in March 2020, the PSC of DC approved an additional extension of the first phase of the plan for the six month period from April 1, 2020 to September 30, 2020 for an amount not to exceed $12.5 million. On April 23, 2020, the Commission established a procedural schedule for the case, with hearings scheduled for August 18-19, 2020 and a decision expected in October 2020.
Individual assets are placed into service throughout the program.
Maryland	Estimated $350 million over the five-year period from January 2019 to December 2023, plus additional expenditures in subsequent periods.	$66 million	The second phase of the accelerated utility pipe replacement programs in Maryland (STRIDE 2.0) began in January 2019.	Individual assets are placed into service throughout the program.
Virginia	Estimated $500 million over the five-year period from January 2018 to December 2022, including cost of removal, plus additional expenditures in subsequent periods.	$189 million	The second phase of the accelerated pipe replacement programs in Virginia (SAVE 2.0) began in January 2018.	Individual assets are placed into service throughout the program.
(a) The utility accelerated replacement programs are long-term projects with multiple phases for which expenditures are approved by the regulators and managed in five year increments. Expenditures to date only include amounts for the current programs described above, and exclude any expenditures made under prior increments of the programs. Actual regulatory filings may differ from reported amounts.

Refer to "Rates and Regulatory Matters" for a further discussion on rate case decisions during the periods including the transfer of costs from surcharge to base rate recovery.

Contractual Obligations, Off-Balance Sheet Arrangements and Other Commitments.
Contractual Obligations
Refer to the “Contractual Obligations, Off-Balance Sheet Arrangements and Other Commercial Commitments” section of “Management’s Discussion and Analysis” and Note 13- Commitments and Contingencies to the Financial Statements in Form 10-K for the year ended December 31, 2019 for contractual obligations.
There were no other significant changes to contractual obligations that are out of the normal course of business during the three months ended March 31, 2020.
Credit Risk
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

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

COVID-19 has created widespread challenges in the job market that have resulted in increased unemployment rates, which could impact the ability of the Company’s customers to pay for services. To assist the communities it serves, Washington Gas has temporarily suspended shut-off and collection activities for non-payment, which is compliant with orders issued by governing authorities in the jurisdictions it serves.

Rates and Regulatory Matters
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable. The following is an update of significant current regulatory matters in Washington Gas' jurisdictions.
District of Columbia Jurisdiction
PROJECTpipes 2 Plan. On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of the PROJECTpipes 2 Plan, the second phase of Washington Gas' APRP, to cover the period from October 1, 2019 through December 31, 2024. The PROJECTpipes 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding new features to enhance the safety of Washington Gas’ system, with an estimated total cost of $305.3 million. In September 2019, the PSC of DC issued an order extending the original PROJECTpipes an additional six months through March 31, 2020, in an amount not to exceed $12.5 million. On March 26, 2020, the PSC of DC approved an additional extension of the plan, through September 30, 2020, for an amount not to exceed $12.5 million. On April 23, 2020, the PSC of DC established a procedural schedule for the case, with hearings scheduled for August 18-19, 2020 and a decision expected in October 2020.
District of Columbia 2020 Rate Case. On January 13, 2020, Washington Gas filed an application for authority to increase charges for gas service in the District of Columbia. The requested rates are designed to collect approximately $35.2 million in total annual revenues. Of the requested revenue increase, $9.1 million represents costs collected through the PROJECTpipes surcharge; therefore, the incremental amount of the base rate increase is approximately $26.1 million. A procedural schedule has been established with hearings scheduled for October 2020. The Company expects new rates to be implemented in the first quarter of 2021.
Maryland Jurisdiction
Maryland Show-Cause Order. Following the NTSB hearing that examined the August 10, 2016, explosion and fire at an apartment complex in Silver Spring, Maryland, on September 5, 2019, the PSC of MD ordered the Company to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. The Company filed its rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. A hearing is expected to occur later this year. See Item 1 - Legal Proceedings and Note 11 - Commitments and Contingencies of the Notes to Financial Statements for additional information.
COVID-19 Related Orders
On March 16, 2020, the Council of the District of Columbia (DC Council) passed legislation prohibiting the disconnection of electric and gas services for non-payment of fees during a public health emergency. The Mayor of the District of Columbia’s public health emergency declaration was originally through April 24, 2020, and the prohibition on disconnection is effective for 15 days following the end of the public health emergency. On April 15, 2020, the PSC of DC issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental costs related to COVID-19 that were prudently incurred beginning March 11, 2020. On April 15, 2020, the Mayor issued an order that further extends the public health emergency in the District of Columbia through May 15, 2020.
On March 16, 2020, the Governor of MD issued an Executive Order which ordered regulated utilities to cease disconnections and billing of late fees for residential customers through May 1, 2020. On April 29, 2020, this was extended to June 1, 2020. On April 9, 2020, the PSC of MD issued an order and authorized each utility company to establish a regulatory asset to record the effects of incremental collection and other costs related to COVID-19 prudently incurred beginning on March 16, 2020.
On March 16, 2020, the SCC of VA issued an order which prohibited disconnections of electricity, gas, water and sewer utility services during the coronavirus public health emergency through May 15, 2020. On April 9, 2020, the SCC of VA issued another order that extends the suspension of utility service disconnections by an additional 30 days to June 14, 2020. The SCC

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

of VA further supplemented its March 16, 2020 order by directing that for customers whose payment arrearages are due to the coronavirus emergency, late payment fees shall not be assessed. The SCC of VA also urged utilities to waive reconnection fees for customers. On April 21, 2020, Washington Gas, together with several other Virginia utility companies, filed a request with the SCC of VA for approval to create a regulatory asset to record incremental prudently incurred costs and suspended late payment fees attributable to the COVID-19 pandemic. On April 29, 2020, the SCC of VA issued an order approving this request.

Critical Accounting Policies
For a description of our critical accounting policies, refer to Management's Discussion and Analysis within our Form 10-K for the year ended December 31, 2019. There were no new critical accounting policies or changes to our critical accounting policies during the three months ended March 31, 2020.

Washington Gas Light Company
Part I-Financial Information
Item 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Washington Gas meets the conditions set forth in General Instruction H(1) of Form 10-Q and has omitted the information called for by this Item pursuant to General Instruction H(2) of Form 10-Q.

Washington Gas Light Company
Part I-Financial Information
Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Senior management, including the President and the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the President and the Senior Vice President, Chief Financial Officer and Treasurer have concluded that Washington Gas’ disclosure controls and procedures were effective as of March 31, 2020. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas.

Washington Gas Light Company
Part II-Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising out of the normal course of business. In particular, the nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 11 — Commitments and Contingencies of the Notes to Condensed Financial Statements.
Maryland Show-Cause Order
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
On September 5, 2019, the PSC of MD ordered the Company to (i) provide a detailed response to the NTSB’s probable cause findings and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program and, if the program was not completed, to show cause why the PSC of MD should not impose a civil penalty on the Company. (Show-Cause Order).
The Company timely responded to the PSC of MD’s Show-Cause Order, providing a detailed response to the NTSB’s probable cause findings, providing evidence regarding the status of its 2003 mercury regulator replacement program and demonstrating cause why the PSC of MD should not impose a civil penalty on the Company. Following the Company’s response, certain intervenors filed written comments and a public hearing was held on the matter, with some intervenors and members of the public advocating for penalties against the Company. The Company filed its rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. A hearing is expected to occur later this year.
ITEM 1A. RISK FACTORS

The COVID-19 global health pandemic poses challenges to the health and safety of the Company’s personnel and the strength of communities it serves. These challenges could negatively impact the Company’s cash flow and results of operations.
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. Governments in affected areas in which we operate have imposed a number of measures designed to contain the outbreak, including business closures, travel restrictions, quarantines and cancellations of gatherings and events. The expected impacts on the global economy are anticipated to be far-reaching, however, due to the speed with which the situation is developing and the uncertainty of its magnitude, outcome and duration, it is not currently possible to accurately quantify the impact of the pandemic on Washington Gas’ operations or financial results.
We have identified the following as potential direct or indirect impacts to our business and operations from the pandemic:

•
key employees and personnel: Although the Company has been designated an essential service provider and its essential employees and operations are exempt from government mandated closures and stay-at-home orders, our ability to keep essential operating personnel in place may be challenged as a result of COVID-19 outbreaks or quarantines. Employees who either contract or are exposed to the virus must isolate themselves from others, and combined with the health consequences of the virus, could be limited in their ability to perform key activities. Should there be a widespread inability of our workforce, or that of our contractors, to perform their duties, this would have an adverse impact on our ability to continue normal operations. In addition, unavailability of personnel could impact the Company’s ability to expand its business by decreasing construction activities and slowing the pace of the Company’s

Washington Gas Light Company
Part II-Other Information
Item 1A. Risk Factors (continued)

accelerated pipeline replacement programs. Also, we may face allegations of liability to the extent that we are unable to effectively protect our workforce against the transmission of the virus;

•
adverse impacts on cash flows: COVID-19 could impact gas demand through business closures or other impacts. Additionally, widespread challenges to various businesses and to the job market as a result of the virus have resulted in increased business closures and unemployment rates, which could impact the ability of the Company’s customers to pay for services. To assist the communities it serves, Washington Gas has elected to temporarily suspend shut-off and collection activities for non-payment; and, as an essential utility provider, the Company’s ability to take action to collect on delinquent payments has been limited by governing authorities in the jurisdictions it serves. Should the Company’s cash flow be materially impacted owing to virus-driven circumstances, the Company may find itself without adequate cash flow to fund its operations;

•
counterparty and supplier risk: There is increased exposure that certain of our contract counterparties and suppliers could fail to meet their obligations to us. Such increased non-performance by a significant counterparty or supplier could adversely affect our operations and financial results.

•
privacy and cybersecurity: There has been an observed increase in volume and sophistication of targeted cyberattacks since the declaration of the global pandemic. Further, Pandemic-adjusted operations, such as work from home arrangements and remote access to the company’s systems, may pose heightened risk of cybersecurity and privacy breaches.

•	access to capital: The uncertainty in the global financial markets could make capital increasingly hard to access.

•
IT infrastructure: Pandemic-adjusted operations, such as work from home arrangements, have put additional stress on the company’s IT infrastructure as a result of remote access demands and online meetings. A failure of such infrastructure could severely limit the ability of the company to conduct ordinary operations.

These risks may adversely impact the Company’s ability to carry out its business plans for 2020. Washington Gas is closely monitoring developments related to COVID-19, including the existing and potential impact on global and local economies in the jurisdictions where we operate.

Washington Gas Light Company
Part II-Other Information

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

WASHINGTON GAS LIGHT COMPANY
(Registrant)

/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President and Controller
(signing on behalf of the Registrant and as
Principal Accounting Officer of the Registrant)
Date: April 30, 2020