Form 10-Q
period 2020-06-30
WASHINGTON GAS LIGHT CO
filed 2020-07-31
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Title of class
Common stock, $1.00 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [☑]  No [ ☐ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [☑]  No [ ☐ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☑	Smaller Reporting Company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [☐ ]  No [☑]
Securities registered pursuant to Section 12(b) of the Act: None.
As of July 30, 2020, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding. All of the outstanding shares of common stock are held by Wrangler SPE LLC, an indirect wholly owned subsidiary of AltaGas Ltd.

REDUCED DISCLOSURE FORMAT

Washington Gas Light Company, an indirect wholly owned subsidiary of AltaGas Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
.

Washington Gas Light Company
For the Quarter Ended June 30, 2020

(i)

Washington Gas Light Company
Part I-Financial Information

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

 Washington Gas Light Company (Washington Gas) is an indirect, wholly-owned subsidiary of, among other entities, AltaGas Ltd. (AltaGas) and WGL Holdings, Inc (WGL). WGL is an indirect wholly owned subsidiary of AltaGas. Except where the content clearly indicates otherwise, any reference in this report to “Washington Gas”,” “we,” “us”, “our” or “the Company” refers to Washington Gas Light Company. References to “WGL” refer to WGL Holdings, Inc. and all of its subsidiaries.
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas' integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrant assumes no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and may include, but are not limited to the following:

•	Impacts related to the COVID-19 global health pandemic, which poses challenges to the health and safety of the Company's personnel and the strength of communities it serves;

•	increasing levels of political insecurity and civil unrest that could threaten Company property and personnel;

•	hazards involved in the storage, transportation, and moving of marketing of hydrocarbon products;

•	leaks, mechanical problems, incidents, or other operational issues could affect public safety and the reliability of Washington Gas’ distribution system;

•	the availability of natural gas supply or an inability to obtain an adequate supply of gas to satisfy present and future demands;

•	challenges in securing the necessary transportation or storage capacity to deliver or acquire the volume of gas necessary to meet customer demands and future growth expectations;

•	cyberattacks, including cyberterrorism, or other information technology security breaches or failures;

•	the inability to meet commitments under various orders and agreements associated with regulatory approvals for the Merger;

•	the Merger may not achieve its expected results and Washington Gas may be unable to successfully integrate into the operations of AltaGas;

•	the occurrence of unexpected costs in connection with the Merger;

•	securities class action suits and derivative suits;

•	the loss of certain administrative and management functions and services provided by AltaGas;

•	changes in AltaGas' strategy or relationship with Washington Gas that could affect our performance or operations;

•	the ability to access capital and the costs at which Washington Gas is able to access capital and credit markets, including changes in the credit ratings of Washington Gas, WGL, and AltaGas;

•	disruptions or decline in the local economy in which Washington Gas operates;

•	the credit-worthiness of customers; suppliers and derivatives counterparties;

•	changes in the value of derivative contracts and the availability of suitable derivative counterparties;

•	rules implementing the derivatives transaction provisions of the Dodd-Frank Act may impose costs on our derivatives activities;

Washington Gas Light Company
Part I-Financial Information

•	failures of Washington Gas service providers that could negatively impact the Company’s business;

•	compliance with Section 404(a) of Sarbanes-Oxley Act;

•	acts of nature and catastrophic events, including terrorist acts;

•	an inability to attract and retain key management and sufficiently skilled operational personnel;

•	strikes or work stoppages by unionized employees;

•	changes in the costs of providing retirement plan benefits;

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

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I-Financial Information
Item 1-Financial Statements

(In thousands)	June 30, 2020	December 31, 2019
ASSETS
Property, Plant and Equipment
At original cost	$6,137,099	$5,962,866
Accumulated depreciation and amortization	(1,631,522)	(1,579,718)
Net property, plant and equipment	4,505,577	4,383,148
Current Assets
Cash and cash equivalents	1	17,069
Receivables (net of allowance for doubtful accounts of $23,176 and $18,708, respectively)	229,251	400,891
Gas costs and other regulatory assets	23,518	9,894
Materials and supplies—principally at average cost	20,187	20,184
Storage gas	52,003	87,977
Prepaid taxes	29,554	34,576
Other prepayments	26,082	33,867
Receivables from associated companies	10,292	12,421
Derivatives	4,511	6,553
Other	11,491	19,619
Total current assets	406,890	643,051
Deferred Charges and Other Assets
Regulatory assets
Gas costs	46,435	98,717
Pension and other post-retirement benefits	34,119	39,435
Other	94,072	84,886
Prepaid post-retirement benefits	370,199	366,508
Right of use asset	38,445	40,004
Derivatives	12,722	10,370
Other	34,861	30,620
Total deferred charges and other assets	630,853	670,540
Total Assets	$5,543,320	$5,696,739
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,757,501	$1,572,196
Long-term debt	1,431,246	1,430,949
Total capitalization	3,188,747	3,003,145
Current Liabilities
Notes payable	34,882	299,483
Accounts payable and other accrued liabilities	236,181	267,408
Customer deposits and advance payments	30,747	40,052
Gas costs and other regulatory liabilities	36,983	105,399
Accrued taxes	31,610	23,781
Payables to associated companies	62,470	57,923
Operating lease liability	5,699	5,850
Derivatives	7,027	4,069
Other	29,789	30,032
Total current liabilities	475,388	833,997
Deferred Credits
Deferred income taxes	518,347	462,475
Accrued pensions and benefits	120,676	115,837
Asset retirement obligations	211,094	206,820
Regulatory liabilities
Accrued asset removal costs	250,870	254,429
Other post-retirement benefits	193,370	199,665
Excess deferred taxes and other	398,479	404,700
Operating lease liability	51,905	53,642
Derivatives	76,449	97,695
Other	57,995	64,334
Total deferred credits	1,879,185	1,859,597
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,543,320	$5,696,739
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Operations (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

OPERATING REVENUES	$211,166	$198,484	$712,901	$792,137
OPERATING EXPENSES
Utility cost of gas	58,504	55,589	200,455	297,852
Operation and maintenance	95,032	88,236	197,710	199,238
Depreciation and amortization	36,317	37,051	72,187	72,240
General taxes and other assessments	31,945	27,746	82,014	80,365
Total Operating Expenses	221,798	208,622	552,366	649,695
OPERATING INCOME (LOSS)	(10,632)	(10,138)	160,535	142,442
Other income (expense) — net	4,754	(757)	7,824	3,765
Interest expense	16,229	14,641	32,923	29,517
INCOME BEFORE INCOME TAXES	(22,107)	(25,536)	135,436	116,690
INCOME TAX EXPENSE (BENEFIT)	(5,832)	(4,945)	25,627	24,285
NET INCOME (LOSS)	$(16,275)	$(20,591)	$109,809	$92,405
Dividends on preferred stock	—	330	—	660
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(16,275)	$(20,921)	$109,809	$91,745
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
NET INCOME (LOSS)	$(16,275)	$(20,591)	$109,809	$92,405
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	(328)	(161)	(632)	(323)
Change in actuarial net gain	460	(2,848)	3,386	2,056
Total pension and other post-retirement benefit plans	$132	$(3,009)	$2,754	$1,733
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	34	770	715	1,247
OTHER COMPREHENSIVE INCOME (LOSS)	$98	$(3,779)	$2,039	$486
COMPREHENSIVE INCOME (LOSS)	$(16,177)	$(24,370)	$111,848	$92,891
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Six Months Ended June 30,
(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$109,809	$92,405
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	72,187	72,240
Amortization of:
Other regulatory assets and liabilities—net	3,511	3,558
Debt related costs	714	723
Deferred income taxes—net	25,927	24,614
Accrued/deferred pension and other post-retirement benefit cost	(1,095)	1,356
Compensation expense related to stock-based awards	1,731	1,682
Provision for doubtful accounts	9,830	9,526
Unrealized (gain) loss on derivative contracts	(6,830)	(6,635)
Amortization of investment tax credits	(300)	(329)
Other non-cash charges (credits)—net	30	677
Changes in operating assets and liabilities (Note 16)	107,722	105,438
Net Cash Provided by Operating Activities	323,236	305,255
FINANCING ACTIVITIES
Capital contribution from parent	125,000	—
Debt issuance costs	—	(209)
Notes payable issued (retired)—net	(264,601)	(78,000)
Dividends on common stock and preferred stock	(50,000)	(49,897)
Net Cash Used in Financing Activities	(189,601)	(128,106)
INVESTING ACTIVITIES
Capital expenditures	(155,962)	(199,839)
Net Cash Used in Investing Activities	(155,962)	(199,839)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,327)	(22,690)
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	61,148	71,423
Cash, Cash equivalents and Restricted Cash at End of the Period	$38,821	$48,733
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 16)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation
Following a 2018 merger agreement, Washington Gas became an indirect, majority owned subsidiary of, among other entities, AltaGas and WGL (the Merger). In connection with the Merger, WGL formed a wholly owned subsidiary, Wrangler SPE LLC (Wrangler SPE), a bankruptcy remote, special purpose entity to own the common stock of Washington Gas. In addition, WGL owns all of the shares of common stock of certain affiliated non-utility subsidiaries. On December 20, 2019, Washington Gas redeemed all the outstanding shares of its preferred stock, after which, Washington Gas became an indirect, wholly owned subsidiary of AltaGas and WGL.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Accounting Standards Adopted in the Calendar Year and Other Newly Issued Accounting Standards
The following tables represent accounting standards adopted by Washington Gas during the six months ended June 30, 2020, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

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
January 1, 2020
Cash equivalents, accounts receivable, unbilled revenue, and contract assets are within the scope of the new standard. Upon adoption, we recorded an increase to our allowance for doubtful accounts and a reduction to retained earnings of $1.5 million. See Note 2 - Credit Losses for further information and the new required disclosures.

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
		December 31, 2022	We have not yet elected to adopt this ASU as of June 30, 2020 and are assessing the impact the adoption of this standard will have on our financial statements.

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
Utility Customer Receivables: Washington Gas is exposed to customer credit risk resulting from the non-payment of utility bills. To manage this customer credit risk, Washington Gas customers are offered budget billing options or higher risk customers may be required to provide a cash deposit until the requirement for deposit refunds are met. Washington Gas can recover a portion of non-payments from customers in future periods through the rate-setting process. For accounts receivable and unbilled revenue generated by the utility business, an allowance for doubtful accounts is recognized using a historical loss-rate based on historical payment and collection experience. This rate may be adjusted based on management’s expectations of unusual macroeconomic conditions and other factors. Washington Gas regularly evaluates the reasonableness of the allowance based on a combination of factors, such as the length of time receivables are past due, historical expected payment, collection experience, financial condition of customers, and other circumstances that could impact customers' ability or desire to make payments. Upon implementation of the new standard, Washington Gas increased the allowance for doubtful accounts by $1.4 million.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(In millions)	Account receivables and Unbilled Revenue	Asset Optimization	Account receivables and Unbilled Revenue	Asset Optimization
Balance, beginning of period	$18.8	$0.1	$18.7	$—
Provision	3.9	—	9.8	—
Recorded to regulatory asset due to COVID-19 (a)	3.0		3.0
Write offs charged against the allowance	(3.3)	—	(10.8)	—
Recoveries	0.8	—	1.1	—
Adjustment upon adoption of ASC 326	—	—	1.4	0.1
Balance, end of period	$23.2	$0.1	$23.2	$0.1

(a) During the three months ended June 30, 2020, the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the Virginia State Corporation Commission (SCC of VA) each issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental COVID-19 related costs. Washington Gas has recorded total $3.0 million in deferrals of incremental bad debt expense to COVID-19 regulatory assets across all three jurisdictions.

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
The following table disaggregates revenue by type of service for the periods:

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Disaggregated Revenue by Type of Service
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$155.3	$132.4	$501.6	$594.4
Gas delivered for others	49.4	43.9	147.0	153.3
Other	6.3	9.9	20.0	23.6
Other revenues	0.1	1.7	0.8	2.8
Total revenue from contracts with customers	$211.1	$187.9	$669.4	$774.1
Other sources of revenue
Revenue from alternative revenue programs (a)	$(0.5)	$7.2	$40.1	$11.3
Leasing revenue	0.1	0.2	0.3	0.3
Other (b)	0.5	3.2	3.1	6.4
Total revenue from other sources	$0.1	$10.6	$43.5	$18.0
Total Operating Revenue	$211.2	$198.5	$712.9	$792.1
(a) Washington Gas has determined that its Revenue Normalization Adjustment (RNA), Weather Normalization Adjustment (WNA), and Conservation and Ratemaking Efficiency (CARE) Ratemaking Adjustment (CRA) billing adjustment mechanisms and accelerated pipe replacement programs are alternative revenue programs and accounted for under ASC Topic 980.
(b) The amount includes late fees billed. The decreases from prior periods were primarily caused by not billing of late payment fees due to COVID-19 as required by regulatory orders.

Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. Unbilled revenues of $27.4 million and $116.3 million are included within "Receivables" on Washington Gas' balance sheets at June 30, 2020 and December 31, 2019, respectively. Unbilled revenues represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by the federal government for the right to payment to occur. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
The following table shows the opening and closing balances of contract assets from contracts with customers for the reporting periods, which were included within "Receivables" on Washington Gas' balance sheets.

(In millions)	2020	2019
Contract assets at January 1	$44.2	$85.3
Contract assets at June 30	$50.2	$38.0
Increase (decrease) in contract assets	$6.0	$(47.3)
(a) Decrease in contract asset in 2019 was due to the sale of the contract asset. Refer to "Project financing" in Note14—Related party transactions for detail discussion.
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

NOTE 5. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

(In millions)	June 30, 2020	December 31, 2019
Accounts payable—trade	$137.2	$154.3
Employee benefits and payroll accruals	24.8	39.3
Wages payable	24.2	22.2
Accrued interest	17.3	17.3
Other accrued liabilities (a)	32.7	34.4
Total	$236.2	$267.5

(a) Amount includes $12.1 million and $11.7 million estimated liability associated with Antero judgment at June 30, 2020 and December 31, 2019, respectively. Refer to Note 11 -Commitments and Contingencies for further information.
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

Credit Facility
The following is a summary of committed credit available at June 30, 2020 and December 31, 2019.

(In millions)	June 30, 2020	December 31, 2019
Committed credit agreements
Unsecured revolving credit facility, expires July 19, 2024(a)	$450.0	$450.0
Less: Commercial Paper outstanding(b)	(135.0)	(400.0)
Net committed credit available	$315.0	$50.0
Weighted average interest rate	1.01%	2.04%

(a) Washington Gas has the right to request extensions with the bank group 's approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100.0 million, with the bank groups' approval, for a total potential maximum borrowing of $550.0 million.
(b) The amount represents principal amount of commercial paper.
At June 30, 2020 and December 31, 2019, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Under the terms of the credit facility, the ratio of financial indebtedness to total capitalization may not exceed 0.65 to 1.0 (65.0%). At June 30, 2020 and December 31, 2019, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization was 45% and 52%, respectively. In addition, Washington Gas is required to inform lenders of changes that might have a material adverse effect. Failure to inform the lenders’ agent of these material changes might constitute default under the agreements. Should Washington Gas fail to pay principal or interest when due on any other indebtedness, such failure may be deemed to constitute a default. Such defaults, if no

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

t remedied, could lead to suspension of further loans and/or acceleration in which obligations become immediately due and payable. At June 30, 2020 and December 31, 2019, Washington Gas was in compliance with all of the covenants under its credit facility.

Commercial Paper
The total commercial paper carrying value was $134.9 million and $399.5 million at June 30, 2020 and December 31, 2019, respectively. At both June 30, 2020 and December 31, 2019, Washington Gas classified $100.0 million of our commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis. Accordingly, $34.9 million and $299.5 million of commercial paper remained in “Notes payable” at June 30, 2020 and December 31, 2019, respectively.
NOTE 7. LONG-TERM DEBT

Washington Gas issues unsecured long-term debt in the form of medium-term notes (MTNs) and private placement notes with individual terms regarding interest rates, maturities and call or put options. In addition, Washington Gas classifies certain commercial paper balance as "Long-term debt" due to its ability and intent to refinance these balances on a long-term basis.
The following table shows the long-term debt outstanding at June 30, 2020 and December 31, 2019.

Long Term Debt Outstanding
(In millions)	June 30, 2020	December 31, 2019
Washington Gas Unsecured Notes (a)	$1,346.0	$1,346.0
Commercial Paper	100.0	100.0
Total Long-Term Debt	$1,446.0	$1,446.0
Unamortized discount	(4.2)	(4.3)
Unamortized debt expense	(10.6)	(10.8)
Less—current maturities	—	—
Total Long-Term Debt	$1,431.2	$1,430.9
Weighted average interest rate(b)	4.52%	4.52%
(a) Includes MTNs and private placement notes. The amount represents face value of Washington Gas' unsecured notes.
(b) Weighted average interest rate is for the Washington Gas unsecured notes.

There were no issuances or retirements of long term debt for the three and six months ended June 30, 2020 and 2019.

NOTE 8. COMPONENTS OF TOTAL EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net of Taxes
(In thousands, except shares)	Shares	Amount				Total
Three Months Ended June 30, 2020
Balance at March 31, 2020	46,479,536	$46,479	$1,104,273	$641,076	$6,850	$1,798,678
Net income (loss)	—	—	—	(16,275)	—	(16,275)
Other comprehensive income	—	—	—	—	98	98
Dividends declared:
Common stock	—	—	—	(25,000)	—	(25,000)
Balance at June 30, 2020	46,479,536	$46,479	$1,104,273	$599,801	$6,948	$1,757,501
Three Months Ended June 30, 2019
Balance at March 31, 2019	46,479,536	$46,479	$979,273	$631,114	$(2,362)	$1,654,504
Net income (loss)	—	—	—	(20,591)	—	(20,591)
Other comprehensive income (loss)	—	—	—	—	(3,779)	(3,779)
Dividends declared:					—
Common stock	—	—	—	(25,000)	—	(25,000)
Preferred stock	—	—	—	(330)	—	(330)
Balance at June 30, 2019	46,479,536	$46,479	$979,273	$585,193	$(6,141)	$1,604,804
Six Months Ended June 30, 2020
Balance at December 31, 2019	46,479,536	$46,479	$979,273	$541,535	$4,909	$1,572,196
Net income	—	—	—	109,809	—	109,809
Other comprehensive income	—	—	—	—	2,039	2,039
Capital contribution from parent	—	—	125,000	—	—	125,000
ASU 2016-13 implementation (a)	—	—	—	(1,543)	—	(1,543)
Dividends declared:
Common stock	—	—	—	(50,000)	—	(50,000)
Balance at June 30, 2020	46,479,536	$46,479	$1,104,273	$599,801	$6,948	$1,757,501
Six Months Ended June 30, 2019
Balance at December 31, 2018	46,479,536	$46,479	$979,273	$543,448	$(6,627)	$1,562,573
Net income	—	—	—	92,405	—	92,405
Other comprehensive income	—	—	—	—	486	486
Dividends declared:
Common stock	—	—	—	(50,000)	—	(50,000)
Preferred stock	—	—	—	(660)	—	(660)
Balance at June 30, 2019	46,479,536	$46,479	$979,273	$585,193	$(6,141)	$1,604,804

(a) Due to implementation of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, see Note 2 — Credit Losses for further information.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 9. INCOME TAXES

WGL and its wholly owned subsidiaries are included in the AltaGas Services (US) Inc. (ASUS) consolidated income tax returns. We have a tax sharing policy with ASUS, an indirect, wholly owned subsidiary of AltaGas, that allocates consolidated tax liabilities and benefits using a ratio determined by the separate taxable income for each member applied to the consolidated return tax liability of the group. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
At June 30, 2020 and December 31, 2019, Washington Gas recorded a $5.5 million receivable in "Receivables from associated companies" and a $0.6 million payable in "Payables to associated companies" under the ASUS tax sharing policy on Washington Gas' balance sheets, respectively.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions. Washington Gas will benefit from certain provisions such as the deferral of payment of applicable payroll taxes. While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our financial statements.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of the net periodic benefit costs (income) recognized in our financial statements:

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended June 30,
	2020		2019
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.0	$1.4	$3.1	$1.2
Interest cost	8.9	2.3	10.3	3.0
Expected return on plan assets	(10.1)	(5.6)	(10.7)	(6.1)
Recognized prior service cost (credit)	0.1	(3.4)	0.1	(3.9)
Recognized actuarial loss (gain)	2.5	—	1.4	—
Net periodic benefit cost (income)	4.4	(5.3)	4.2	(5.8)
Allocation to affiliates	(0.5)	0.7	(0.5)	0.6
Adjusted net periodic benefit cost (income)	3.9	(4.6)	3.7	(5.2)
Amount allocated to construction projects	(0.7)	(0.2)	(0.4)	(0.2)
Amount charged (credited) to expense	$3.2	$(4.8)	$3.3	$(5.4)
	Six Months Ended June 30,
	2020		2019
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$6.2	$2.7	$6.1	$2.5
Interest cost	17.8	4.6	20.5	6.0
Expected return on plan assets	(20.2)	(11.2)	(21.4)	(12.2)
Recognized prior service cost (credit)	0.2	(6.8)	0.2	(7.8)
Recognized actuarial loss (gain)	5.8	(0.1)	2.7	—
Settlement charge(a)	1.1	—	4.3	—
Net periodic benefit cost (income)	10.9	(10.8)	12.4	(11.5)
Allocation to affiliates	(0.8)	1.1	(0.9)	1.3
Adjusted net periodic benefit cost (income)	10.1	(9.7)	11.5	(10.2)
Amount allocated to construction projects	(1.1)	(0.4)	(0.8)	(0.4)
Amount deferred as regulatory asset (liability)-net allocations (b)	—	—	0.7	—
Amount charged (credited) to expense	$9.0	$(10.1)	$11.4	$(10.6)

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
At June 30, 2020 and December 31, 2019, the rabbi trust balance associated with the DB SERP and non-funded defined benefit restoration plan (DB restoration) plans were $34.8 million and $40.0 million, respectively. $11.3 million and $23.4 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” on Washington Gas' balance sheets at June 30, 2020; $19.5 million and $20.5 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” at December 31, 2019, respectively, along with other rabbi trust balances.

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
There were no significant changes to contractual obligations that are out of the normal course of business during the six months ended June 30, 2020.
Merger Commitments
In connection with the Merger, Washington Gas and AltaGas have made commitments related to the terms of settlement agreement with PSC of DC and the conditions of approval from PSC of MD and SCC of VA. As of June 30, 2020, the remaining unpaid liability for previously expensed merger commitments was $16.6 million. In addition, there are certain additional regulatory commitments that were and will be expensed as the costs are incurred, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10-year period to further extend natural gas service; and spending $8.0 million for leak mitigation within 3 years after the Merger close. Additionally, there are a number of operational commitments that will have an impact on the ongoing business of Washington Gas, including reductions of leak backlogs, conducting a root cause analysis related to customer service, increasing supplier diversity, achieving synergy savings benefits, developing protocols for moving meters from inside to outside customers’ premises, as well as reporting and tracking related to all the commitments.

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
Antero Contract
In June 2019, a jury trial was held in the County Court for Denver, Colorado to consider a contractual dispute relating to gas pricing between Washington Gas and its affiliate WGL Midstream and Antero Resources Corporation (Antero). Following the trial, the jury returned a verdict in favor of Antero for $95.9 million, of which $11.2 million was against Washington Gas, and $84.7 million against WGL Midstream. Following the official entry of the judgment, the Company filed an appeal on August 16, 2019.
As a result of this verdict, it was determined that a loss contingency is probable and Washington Gas recorded an estimated liability and recognized a loss in June 2019. In addition, Washington Gas recorded a receivable from our trading partner, and a receivable related to sharing with our customers as the contract relates to asset optimization. Washington Gas has been accruing interest expense on a monthly basis associated with the liability since June 2019. At June 30, 2020, the estimated liability with court fees and accrued interest was $12.1 million recorded in “Accounts payable and accrued liabilities” on Washington Gas' balance sheets. The net receivable from our trading partner was $1.3 million in “Deferred charges and other assets-Other”, and sharing with customers was $4.9 million in “Regulatory assets - Gas costs” on the balance sheets. For the three and six months ended June 30,2020, the interest expense associated with the legal liability was immaterial. For the three months and six months ending June 30, 2019, the net pre-tax loss recorded as a result of the verdict was $3.0 million, of which $2.8 million was recorded in “Utility cost of gas” and $0.2 million was recorded in “Operations and maintenance” on Washington Gas’ statements of operations.
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
Following the NTSB hearing, on September 5, 2019, the PSC of MD ordered the Company, within 30 days, to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company.
The Company timely responded to the PSC of MD’s Show-Cause Order, providing a detailed response to the NTSB’s probable cause findings, providing evidence regarding the status of its 2003 mercury regulator replacement program and demonstrating cause why the PSC of MD should not impose a civil penalty on the Company. Following the Company’s response, certain intervenors filed written comments and a public hearing was held on the matter, with some intervenors and members of the public advocating for penalties against the Company. The Company filed its rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. An evidentiary hearing has been set for August 31 and September 1, 2020.
Management believes that the likelihood of a civil penalty is probable and has accrued $330,000 to reflect the minimum liability as a result of delinquent mercury regulator replacement status reporting. Though the Company is unable to estimate the maximum possible penalty, other parties recommended penalties ranging from $32.0 million (Apartment and Office Building Association of Metropolitan Washington argued the Company should absorb all costs of removal and relocation of mercury service regulators) to $123.3 million (Office of People's Counsel, which argued the Company should absorb all costs of removal and relocation of mercury service regulators and pay a fine of $25,000 per day for each day mercury service regulators remain on the Company’s system).
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
At June 30, 2020 and December 31, 2019, Washington Gas reported a liability of $10.9 million and $10.7 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At both June 30, 2020 and December 31, 2019, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $30.7 million. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
Washington Gas is currently remediating its East Station property, located adjacent to the Anacostia River in Washington D.C., including ground water pump and treat, tar recovery, soil encapsulation and other treatment. Under a 2012 consent decree with the District of Columbia and the federal government, Washington Gas is also conducting a remedial investigation and feasibility study on an adjacent property owned by the District of Columbia. The Draft Remedial Investigation Report was submitted to the National Park Service (NPS) and the Department of Energy and Environment (DOEE) on June 12, 2020. Additional remediation may be required at this property.
In addition, at another adjoining property known as the “Boat Club Property,” located to the east of the property owned by the District of Columbia, Washington Gas agreed to perform a site investigation and report the findings pursuant to oversight by the District of Columbia DOEE. This property was subject to a July 12, 2019, Administrative Order from the DOEE. This Administrative Order has been withdrawn and a consent order was negotiated and the Company is awaiting its issuance by the DOEE.

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
Regulatory orders issued by the PSC of MD allow Washington Gas to recover the costs associated with the sites applicable to Maryland over the period ending in 2035. Regulatory orders issued by the PSC of DC allow Washington Gas a three-year recovery of prudently incurred environmental response costs and allow Washington Gas to defer additional costs incurred between rate cases. Regulatory orders from the SCC of VA have generally allowed the recovery of prudent environmental remediation costs to the extent they were included in the underlying financial data supporting an application for rate change.
At June 30, 2020 and December 31, 2019, Washington Gas reported a regulatory asset of $7.2 million and $7.0 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.
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
Regulatory sharing mechanisms provide for the annual realized profit from these transactions to be shared between Washington Gas’ shareholder and customers; therefore, changes in fair value are recorded through earnings, or as regulatory assets or liabilities to the extent that it is probable that realized gains and losses associated with these derivative transactions will be included in the rates charged to customers when they are realized. Unrealized gains and losses recorded to earnings may cause significant period-to-period volatility; this volatility does not change the operating margins that Washington Gas expects to ultimately realize from these transactions through the use of its storage and transportation capacity resources.
Washington Gas has a collaborative arrangement with a third party to facilitate the asset optimization program. The collaborative arrangement allocates a tiered percentage of profits or losses to the third party as compensation for its participation. The costs recorded by Washington Gas related to the collaborative arrangement totaled $2.4 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. These amounts were recorded in “Utility cost of gas” on Washington Gas’ statements of operations. Either party may terminate the collaborative arrangement through the delivery of a termination notice. In such an event, Washington Gas may make a payment upon termination.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of operations in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended June 30, 2020 was a net gain of $6.2 million including an unrealized gain of $0.7 million. During the three months ended June 30, 2019, we recorded a net gain of $1.3 million including an unrealized loss of $0.5 million and the loss related to the Antero Contract of $2.8 million. During the

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

six months ended June 30, 2020, we recorded a net gain of $14.6 million including an unrealized gain of $6.8 million. During the six months ended June 30, 2019, we recorded a net gain of $9.5 million including an unrealized gain of $6.6 million and the $2.8 million loss related to the Antero Contract.
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

Notional Summary
  The following table presents notional amounts of our outstanding derivatives June 30, 2020 and December 31, 2019.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	June 30, 2020	December 31, 2019
Natural Gas (In millions of therms)
Asset optimization & trading	11,301.0	11,671.0
Other risk-management activities	867.0	976.0

Location, Fair Value and Offsetting of Derivative Assets and Liabilities Recognized in the Balance Sheets
The following table presents the balance sheet line items where derivatives are recognized. Washington Gas has elected to offset the fair value of recognized derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement in accordance with ASC Topic 815. All recognized derivative contracts and associated financial collateral subject to a master netting arrangement or similar that is eligible for offset under ASC Topic 815 have been presented net in the balance sheets.

Balance Sheet Classification of Derivative Instruments
(In millions)	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in balance sheet	Netting of collateral	Net amounts presented on balance sheet
June 30, 2020
Derivative assets (a)	$18.2	$(1.0)	$—	$17.2
Derivative liabilities (b)	(84.4)	1.0	—	$(83.4)
Net derivative assets (liabilities)	$(66.2)	$—	$—	$(66.2)
December 31, 2019
Derivative assets (a)	$13.0	$4.0	$—	$17.0
Derivative liabilities (b)	$(104.0)	$(4.0)	$6.2	$(101.8)
Net derivative assets (liabilities)	$(91.0)	$—	$6.2	$(84.8)

(a) Derivative assets at June 30, 2020 include $4.5 million recorded in "Current assets-Derivatives" and $12.7 million in" Deferred charges and other assets—Derivatives" on Washington Gas' balance sheets; Derivative assets at December 31, 2019 include $6.6 million recorded in "Current assets-Derivatives" and $10.4 million in" Deferred charges and other assets—Derivatives" on Washington Gas' balance sheets.
(b)Derivative liabilities at June 30, 2020 include $7.0 million recorded in "Current liabilities-Derivatives " and $76.4 million recorded in " Deferred credits-Derivatives" on Washington Gas' balance sheets; Derivative liabilities at December 31, 2019 include $4.1 million recorded in "Current liabilities-Derivatives " and $97.7 million recorded in " Deferred credits-Derivatives" on Washington Gas' balance sheets.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Gains and (Losses) on Derivatives
 The following tables present all gains and losses associated with derivative instruments for the three and six months ended June 30, 2020 and 2019.

Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recorded to income
Utility cost of gas	3.4	1.7	6.5	5.7
Recorded to regulatory assets
Gas costs	8.0	2.5	16.9	14.4
Total	$11.4	$4.2	$23.4	$20.1

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
At June 30, 2020 and December 31, 2019, Washington Gas had $4.7 million and $5.2 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At June 30, 2020 and December 31, 2019, Washington Gas had $0.1 million and $0.1 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At June 30, 2020 and December 31, 2019, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on June 30, 2020 and December 31, 2019, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	June 30, 2020	December 31, 2019
Derivative liabilities with credit-risk-contingent features	$0.1	$0.4
Maximum potential collateral requirements	0.1	0.4

We do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At June 30, 2020, one counterparty represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $14.9 million.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 13. FAIR VALUE MEASUREMENTS

We measure the fair value of our financial assets and liabilities using a combination of the income and market approaches in accordance with ASC Topic 820. These financial assets and liabilities primarily consist of derivatives recorded on our balance sheets under ASC Topic 815 and short-term investments, other long-term receivable, commercial paper and long-term debt outstanding required to be disclosed at fair value. Under ASC Topic 820, fair value is defined as the exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To value our financial instruments, we use market data or assumptions that market participants would use, including assumptions about credit risk (both our own credit risk and the counterparty’s credit risk) and the risks inherent in the inputs to valuation.
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
Level 1.  Level 1 of the fair value hierarchy consists of assets or liabilities that are valued using observable inputs based upon unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Included in this category are cash equivalents and Rabbi trust investments in money market funds which are recorded on the balance sheets at fair value on a recurring basis.
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
Our level 2 and level 3 derivatives are recorded on the balance sheets at fair value on a recurring basis.
Other financial instruments including commercial paper, unsecured notes, and other long-term receivables are recorded on the balance sheets at amortized cost. The fair value of the long-term receivable from one of our trading partners related to the Antero contract approximates its carrying value using Level 2 input to estimate the credit loss associated with the receivable. The carrying cost of our commercial paper approximates fair value using Level 2 inputs. The fair value of Washington Gas unsecured notes was estimated based on valuation techniques using indirectly observable inputs corroborated with market data and therefore is classified as Level 2.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Summary of Carrying Amounts and Fair value of Financial Instruments
 The following table summarizes the carrying amounts and fair value of financial assets and liabilities. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Fair Value Under the Fair Value Hierarchy
(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At June 30, 2020
Financial assets
Fair value through net income
Cash equivalents (a)	1.1	1.1	—	—	1.1
Rabbi trust investments (b)	38.8	38.8	—	—	38.8
Derivative asset - current	1.8	—	0.3	1.5	1.8
Derivative asset - deferred	5.0	—	—	5.0	5.0
Fair value through regulatory assets/liabilities
Derivative asset - current	2.7	—	0.3	2.4	2.7
Derivative asset - deferred	7.7	—	—	7.7	7.7
Amortized cost
Other long-term receivables (c)	1.3	—	1.3	—	1.3
Total Assets	$58.4	$39.9	$1.9	$16.6	$58.4
Financial Liabilities
Fair value through net income
Derivative liabilities - current	(2.0)	—	(0.3)	(1.7)	(2.0)
Derivative liabilities - deferred	(22.9)	—	—	(22.9)	(22.9)
Fair value through regulatory assets/liabilities
Derivative liabilities - current	(5.0)	—	(0.7)	(4.3)	(5.0)
Derivative liabilities - deferred	(53.5)	—	—	(53.5)	(53.5)
Amortized cost
Commercial paper (d)	(134.9)	—	(134.9)	—	(134.9)
Unsecured notes (e)	(1,331.2)	—	$(1,583.9)	$—	$(1,583.9)
Total Liabilities	$(1,549.5)	$—	$(1,719.8)	$(82.4)	$(1,802.2)

(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2019
Financial assets
Fair value through net income
Cash equivalents (a)	$11.0	$11.0	$—	$—	$11.0
Rabbi trust investments (b)	44.1	44.1	—	—	44.1
Derivative asset - current	2.6	—	0.1	2.5	2.6
Derivative asset - deferred	4.1	—	0.2	3.9	4.1
Fair value through regulatory assets/liabilities
Derivative asset - current	4.0	—	—	4.0	4.0
Derivative asset - deferred	6.3	—	0.3	6.0	6.3
Amortized cost
Other long-term receivables (c)	1.3	—	1.3	—	1.3
Total Assets	$73.4	$55.1	$1.9	$16.4	$73.4
Financial Liabilities
Fair value through net income
Derivative liabilities - current	$(0.7)	$—	$—	$(0.7)	(0.7)

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Derivative liabilities - deferred	(28.4)	—	—	(28.4)	(28.4)
Fair value through regulatory assets/liabilities
Derivative liabilities - current	(3.4)	—	(0.6)	(2.8)	(3.4)
Derivative liabilities - deferred	(69.3)	—	—	(69.3)	(69.3)
Amortized cost
Commercial paper (d)	(399.5)	—	(399.5)	—	(399.5)
Unsecured notes (e)	(1,330.9)	—	(1,480.8)	—	(1,480.8)
Total Liabilities	$(1,832.2)	$—	$(1,880.9)	$(101.2)	$(1,982.1)

(a) Cash equivalents represent the amounts invested in money market funds and were included in "Cash and cash equivalents" of the accompanying balance sheets.
(b) Rabbi Trust investments are invested in money market funds. At June 30, 2020, carrying amount of $11.3 million and $27.5 million was included in "Current assets-Other" and "Deferred charges and other assets-Other" of the accompanying balance sheets, respectively; At December 31, 2019, carrying amount of $19.5 million and $24.6 million was included in "Current assets-Other" and "Deferred charges and other assets-Other", respectively.
(c) Amount represents a long-term receivable from one of our trading partners related to Antero contract discussed in Note 11-Commitments and Contingencies.
(d)The balance at June 30, 2020 includes $34.9 million located in "Notes payable", and $100.00 million located in “Long-term debt” on the accompanying balance sheets. The balance at December 31, 2019 includes $299.5 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets.
(e) Includes adjustments for current maturities and unamortized discounts, as applicable. The amount was included in "Long-term debt" on the accompanying balance sheets.

Quantitative Information About Unobservable Inputs
The following table includes quantitative information about the significant unobservable inputs used in the fair value measurement of our Level 3 financial instruments and the respective fair values of the net derivative asset and liability positions.

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value	Valuation Techniques	Unobservable Inputs	Weighted Average (a)	Range
June 30, 2020	($65.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.33)	($0.908)-$1.948
December 31, 2019	($84.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	n/a	($0.905)-$2.523

(a) ASU 2018-13 has been applied prospectively, beginning with the interim period ending March 31, 2020. The average level 3 price was weighted by transaction volume.

Reconciliation of Level 3 Assets and Liabilities
The following table presents a reconciliation of changes in net fair value of Level 3 derivative instruments measured at fair value on a recurring basis:

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$(71.2)	$(86.1)	$(84.8)	$(106.6)
Realized and unrealized gains (losses)
Recorded to income	2.3	1.2	5.4	4.8
Recorded to regulatory assets—Gas costs	6.3	1.9	15.4	14.4
Transfers into Level 3	—	—	—	(3.8)
Transfers out of Level 3	—	—	—	5.0
Settlements	(3.2)	(3.9)	(1.8)	(0.7)
Balance at end of period	$(65.8)	$(86.9)	$(65.8)	$(86.9)

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
The following table presents the unrealized gains (losses) attributable to Level 3 derivative instruments measured at fair value on a recurring basis:

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Recorded to income
Utility cost of gas	$5.2	$4.4	$7.5	$8.1
Recorded to regulatory assets
Gas costs	11.0	6.5	18.4	19.1
Total	$16.2	$10.9	$25.9	$27.2

NOTE 14. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries at the lower of cost or market. Washington Gas records a payable of the total shared service costs allocated to all of WGL's subsidiaries in "Payable to associated companies" and a receivable of the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheets. Additionally, effective upon the approval by the SCC of Virginia in March 2020, Washington Gas began receiving certain corporate services from SEMCO Energy, Inc., (SEMCO), a subsidiary of AltaGas. Washington Gas records in "Payable to associated companies" on its balance sheets for the services provided by SEMCO. The expenses associated with services provided by AltaGas and SEMCO are recorded to “Operation and maintenance” on Washington Gas' statements of operations.
The net expenses of $5.1 million and $10.1 million were included in “Operation and maintenance” on the statements of operations for the three and six months ended June 30, 2020, respectively, reflecting the corporate service cost allocated to Washington Gas.
The net expenses of $3.0 million and $7.4 million were included in “Operation and maintenance” on the statements of operations for the three and six months ended June 30, 2019, respectively, reflecting the corporate service cost allocated to Washington Gas.
In addition, Washington Gas provides accounting, treasury, legal and other administrative and general support to WGL’s subsidiaries and various AltaGas U.S. entities, and files consolidated tax returns that include affiliated taxable transactions. Washington Gas bills affiliates to which it provides services in accordance with regulatory requirements for the actual cost of providing these services, which approximates their market value. To the extent such billings are outstanding, they are reflected in “Receivables from associated companies” on Washington Gas’ balance sheets. Washington Gas assigns or allocates these costs directly to its affiliates and, therefore, does not recognize revenues or expenses associated with providing these services. Washington Gas believes that allocations based on broad measures of business activity are appropriate for allocating expenses resulting from common services. Affiliate entities are allocated a portion of common services based on a formula driven by appropriate indicators of activity, as approved by management.

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
At June 30, 2020, Washington Gas recorded $50.2 million of contract assets in “Receivables” and a $50.2 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
At December 31, 2019, Washington Gas recorded $44.2 million of contract assets in “Receivables” and a $44.2 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
In October 2018, WGL Energy Systems repaid $53.0 million historically drawn by Washington Gas from a third-party lender for Washington Gas' area-wide contract that the lender demanded repayment for due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in "Payables to associated companies" on Washington Gas' balance sheets at December 31, 2018. In February 2019, WGL sold the contract asset, and accordingly, Washington Gas reversed the associated amount in “Payables to associated companies” and “Receivables” on its balance sheets during the three months ended March 31. 2019.

Related Party Transactions with Hampshire
Hampshire Gas Company (Hampshire), a wholly owned subsidiary of WGL, owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in "Operation and maintenance" in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. A right-of-use (ROU) asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded expenses related to the cost of services provided by Hampshire in "Operation and maintenance " on Washington Gas' statements of operations of $2.1 million and $4.1 million for three and six months ended June 30, 2020, and $1.9 million and $4.0 million for the three and six months ended June 30, 2019, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in "Payable to associated companies" of Washington Gas' balance sheets.

Other Related Party Transactions
In connection with billing for unregulated third-party marketers, including WGL Energy Services, Inc., (WGL Energy Services), an indirect, wholly-owned subsidiary of WGL, and with other miscellaneous billing processes, Washington Gas collects cash on behalf of affiliates and transfers the cash in a reasonable time period. Cash collected by Washington Gas on behalf of its affiliates but not yet transferred is recorded in “Payables to associated companies” on Washington Gas’ balance sheets.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

Washington Gas - Gas Balancing Service Charges
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Gas balancing service charge	$3.1	$3.1	$9.7	$12.0

As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded $1.2 million and $2.1 million payable to WGL Energy Services at June 30, 2020 and December 31, 2019, respectively, related to an imbalance in gas volumes. The payables were recorded in "Accounts payable and other accrued liabilities" on Washington Gas' balance sheets.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and separate program approved by the PSC of DC, whereby it purchases receivables from participating energy marketers at approved discount rates. WGL Energy Services is one of the energy marketers that participates in these POR programs whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheets. At June 30, 2020 and December 31, 2019, Washington Gas had balances of $3.7 million and $7.9 million, respectively, of purchased receivables from WGL Energy Services.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) by component for the reporting periods:

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Beginning Balance	$6,850	$(2,362)	$4,909	$(6,627)
Amortization of prior service credit (a)(b)	(328)	(161)	(632)	(323)
Amortization of actuarial loss (a)(b)	460	391	1,476	806
Actuarial gain (loss) arising during the period (a)	—	(3,239)	1,910	1,250
Current-period other comprehensive income	132	(3,009)	2,754	1,733
Income tax expense related to pension and other post-retirement benefit plans retained in AOCI	34	770	715	1,247
Ending Balance	$6,948	$(6,141)	$6,948	$(6,141)
(a)The accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables	$160,267	$141,473
Receivables from associated companies	2,129	(1,078)
Gas costs and other regulatory assets/liabilities—net	(82,040)	(32,789)
Storage gas	35,974	37,700
Prepaid taxes	5,022	2,972
Accounts payable and other accrued liabilities	(52,125)	(86,061)
Payables to associated companies	4,547	(1,384)
Customer deposits and advance payments	(9,305)	(17,868)
Accrued taxes	7,829	(400)
Other current assets	13,233	4,796
Other current liabilities	(243)	(243)
Deferred gas costs—net	34,328	68,477
Deferred assets—other	(12,624)	9,989
Deferred liabilities—other	4,845	(6,900)
Pension and other post-retirement benefits	(4,115)	(13,246)
Changes in operating assets and liabilities	$107,722	$105,438
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded)—net	(2,880)	(1,682)
Interest paid	32,594	28,890
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing activities—net	—	(15,460)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$54,810	$42,161

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows

(In thousands)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$1	$—
Restricted cash included in Current assets-Other	11,332	4,225
Restricted cash included in Deferred charges and other assets-Other	27,488	44,508
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$38,821	$48,733

Restricted cash included in "Current assets—Other" and "Deferred charges and other assets—Other" on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds at the end of June 30, 2020 and 2019. Refer to Note 10 — Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

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
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. Governments in affected areas in which we operate have imposed a number of measures designed to contain the outbreak, including business closures, travel restrictions, quarantines and cancellations of gatherings and events. Washington Gas activated a pandemic response team to monitor COVID-19 developments closely. The pandemic response team has led Company efforts to mitigate the impacts to our business, and has implemented pandemic and business continuity plans to protect our employees, customers and communities. To date, Washington Gas has been able to respond to pandemic-related challenges with minimal disruption to its operations and business and it has not experienced unavailability of a significant portion of its personnel as a result of COVID-19.

As a result of regulatory orders, we have temporarily suspended customer disconnections for non-payment, suspended collection activities and temporarily waived assessing and billing late payment fees. This suspension of collection activities has caused our overall accounts receivable portfolio to age more than historical levels. However, we do not expect the increase in credit losses to have a significant impact on net income. The PSC of DC, PSC of MD, and SCC of VA each have issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental COVID-19 related costs, including incremental credit losses, which allows for assessment of recovery of those costs in future base rate cases. As of June 30, 2020, we have recorded $3.0 million in deferrals of incremental bad debt expense to COVID-19 regulatory assets across all three jurisdictions.
No material impairments of our long lived assets were recorded through the date of this report, as no triggering events or changes in circumstances had occurred.

Unfavorable economic conditions due to COVID-19 have reduced demand for natural gas. Compared to prior period, the lower commercial usage in DC and VA, waived late fees, and lower service initiation fees have resulted in a decrease to net revenue. Based on the year to date results and our current estimates of COVID-19 impacts, and assuming normal weather for the remainder of the year, Washington Gas expects lower commercial usage due to COVID-19 that could negatively impact our financial results. However, due to significant uncertainty related to the pandemic and its economic impact, management's judgment and estimates regarding the situation could change in the future, and current expected outcomes and actual results may differ.

Refer to "Rates and Regulatory Matters" for updates on COVID-19 related orders.

Results of Operations
Washington Gas has one operating segment that engages in its core business of delivering and selling natural gas under tariffs approved by regulatory commissions in the District of Columbia, Maryland and Virginia.
Net loss was $16.3 million for the three months ended June 30, 2020 compared to net loss of $20.6 million for the three months ended June 30, 2019. The $4.3 million improvement in net loss was mainly from a higher net revenue driven by the impact of rate cases, accelerated pipe replacement programs and our asset optimization program, partially offset by a negative impact from the COVID-19 pandemic.
Net income was $109.8 million for the six months ended June 30, 2020 compared to net income of $92.4 million for the six months ended June 30, 2019. The $17.4 million increase in net income was mainly from an increase in net revenues driven by the impact of rate cases, accelerated pipe replacement programs and our asset optimization program, partially offset by a negative impact from the COVID-19 pandemic.
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
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income.
The following table reconciles EBITDA to net income for the three months and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Net income (loss)	$(16.3)	$(20.6)	$4.3	$109.8	$92.4	$17.4
Interest expense	16.2	14.6	1.6	32.9	29.5	3.4
Income tax expense (benefit)	(5.8)	(4.9)	(0.9)	25.6	24.3	1.3
Depreciation and amortization	36.3	37.1	(0.8)	72.2	72.2	—
EBITDA	$30.4	$26.2	$4.2	$240.5	$218.4	$22.1

The following table summarizes the Company’s financial data for the three months and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Revenues:
Operating revenues	$211.2	$198.5	$12.7	$712.9	$792.1	$(79.2)
Less: Cost of gas	58.5	55.6	2.9	200.5	297.9	(97.4)
Less: Revenue taxes	15.1	13.4	1.7	42.1	46.1	(4.0)
Total net revenues	137.6	129.5	8.1	470.3	448.1	22.2
Operation and maintenance	95.0	88.2	6.8	197.7	199.2	(1.5)
General taxes and other assessments	16.9	14.3	2.6	39.9	34.3	5.6
Other income (expenses)-net	4.7	(0.8)	5.5	7.8	3.8	4.0
EBITDA	$30.4	$26.2	$4.2	$240.5	$218.4	$22.1

Revenues
Operating revenues increased by $12.7 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 mainly driven by the impact of rate cases, accelerated pipe replacement programs and our asset optimization program, partially offset by a negative impact from the COVID-19 pandemic.
Operating revenues decreased by $79.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 mainly driven by the reduction in gas costs, effects of weather and consumption patterns and a negative impact from the COVID-19 pandemic.
We also utilize the non-GAAP measure of net revenues, calculated as revenues less the associated cost of energy and applicable revenue taxes, to assist in the analysis of profitability. The cost of the natural gas commodity and revenue taxes are included in the rates that Washington Gas charges to customers as reflected in operating revenues. Accordingly, changes in the cost of gas and revenue taxes associated with sales made to customers generally have no direct effect on utility net revenues, operating income or net income. Net revenues should not be considered an alternative to, or a more meaningful indicator of our operating performance than operating revenues. Additionally, net revenues may not be comparable to similarly titled measures of other companies.
The table above reconciles net revenues to operating revenues for the reporting periods as part of the reconciliation of operating revenues to EBITDA. Net revenues increased by $8.1 million and $22.2 million in the three months and six months ended June 30, 2020 compared to the three months and six months ended June 30, 2019.
The following explains the main drivers noted above for the change in operating revenues, as well as the additional drivers for the increase in net revenues.
Impact of rate cases
$5.4 million and $17.0 million increase for the three months and six months ended June 30, 2020 compared to the prior year periods due to new base rates in Maryland, effective October 2019. The six month variance is also impacted by a $7.5 million increase due to a true-up recorded in the first quarter of 2020 to the Virginia rate refund liability after incorporating final commission approved rates.
Accelerated replacement programs
$4.1 million and $5.8 million increase for the three months and six months ended June 30, 2020 compared to the prior year periods due to approved accelerated replacement programs that were in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Asset optimization
We recorded $4.9 million and $5.1 million increase for the three months and six months ended June 30, 2020 compared to the prior year associated with our energy-related derivatives. Refer to Note 12-Derivative for detail discussion.
Estimated effects of weather and consumption patterns
Weather, when measured by Heating Degree Days, was 30.5% colder and 50.6% warmer than normal for the three months ended June 30, 2020 and 2019, respectively, driving higher firm net revenues. Heating Degree Days is a measure of the variation in weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit. This is offset by a negative impact from lower commercial usage in DC and VA due to COVID-19, resulting in a total decrease in net revenue of $1.6 million.
Weather was 15.4% and 9.9% warmer than normal for the six months ended June 30, 2020 and 2019, respectively, with an additional negative impact from lower commercial usage in DC and VA due to COVID-19, driving lower firm net revenues of $9.9 million.
In the District of Columbia, where Washington Gas does not have a billing mechanism to offset the effects of weather on revenues, the comparatively colder weather for the three months ended June 30, 2020 and comparatively warmer weather for the six months ended June 30, 2020 primarily caused the variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns and non-weather related factors such as customer conservation.

Operation and Maintenance Expenses
Operating and maintenance expenses increased $6.8 million in the three months ended June 30, 2020 compared to the same period prior year. The increase was mainly driven by higher employee related costs and higher bad debt expense.
Operating and maintenance expenses decreased $1.5 million in the six months ended June 30, 2020 compared to the same period prior year. The decrease was mainly driven by lower general operating expenses.
General taxes and other assessments
The increase in general taxes and other assessments between the three months and six months ended June 30, 2020 and 2019 was associated with clean energy programs.
Other income (expense)
The increase in other income (expenses) between the three months and six months ended June 30, 2020 and 2019 was $5.5 million and $4.0 million due to lower pension costs.
Income Taxes
The effective income tax rate for the three months ended June 30, 2020 was 26.4% compared to 19.4% for the same period prior year. The change relates to amortization of investment tax credits and amortization of excess deferred taxes.
The effective income tax rate for the six months ended June 30, 2020 was 18.9% compared to 20.8% for the same period prior year.
The change relates to amortization of excess deferred taxes.

Statistical Information
Key gas volumes, weather and meter statistics are shown in the table below for the three and six months ended June 30, 2020 and 2019.

Gas Volumes, Weather and Meter Statistics
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Base Gas Volumes (millions of therms)
Firm	200.3	163.0	37.3	746.3	840.8	(94.5)
Interruptible	54.0	54.2	(0.2)	130.7	148.6	(17.9)
Other	15.0	28.0	(13.0)	29.2	40.9	(11.7)
Total gas volumes	269.3	245.2	24.1	906.2	1,030.3	(124.1)
Degree Days
Actual	415	157	258	2,081	2,205	(124)
Normal	318	318	—	2,459	2,447	12
Percent colder (warmer) than normal	30.5%	(50.6)%	n/a	(15.4)%	(9.9)%	n/a
Average active customer meters	1,200,000	1,189,000	11,000	1,198,000	1,188,000	10,000
Ending active customer meters	1,200,599	1,189,136	11,463	1,200,599	1,189,136	11,463
New customer meters added	2,886	2,623	263	5,813	5,290	523
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
Gas Service to Interruptible Customers
Customers whose service can be temporarily interrupted in order for the regulated utility to meet the needs of firm customers pay a lower delivery rate than firm customers and they must be able to readily substitute an alternate fuel for natural gas. Per approved tariffs, Washington Gas retains a majority of the margins earned on interruptible gas and delivery sales. Washington Gas has sharing mechanisms in the District of Columbia that shares most of these margins with firm customers.

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
Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At June 30, 2020, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
On March 31, 2020, Washington Gas received a $125.0 million cash capital contribution from Wrangler SPE. The proceeds will be used to support the Company's construction program, to repay its short-term debt and for other corporate purposes.
As of June 30, 2020, we believe that our cash flows from operations and sources of funding will provide sufficient liquidity to satisfy our financial obligations. However, as the impact of the COVID-19 pandemic on the economy and operations evolves, we will continue to assess our liquidity needs, the ability to access capital markets for commercial paper or long-term debt financing, and potential impacts due to the ability of our customers to pay for services. Should the Company’s cash flow be materially impacted owing to virus-driven circumstances, the Company may find itself without adequate cash flow to fund its operations, and we may need additional liquidity.
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
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Washington Gas classifies certain commercial paper balances as "Long-term debt" on the balance sheets based on its ability and intent to refinance these balances on a long-term basis. At June 30, 2020 and December 31, 2019, $100.0 million of our commercial paper balance was classified as long term debt on Washington Gas' balance sheets, respectively. Bank credit balances available to Washington Gas under the existing credit facility, net of commercial paper balances, were $315.0 million and $50.0 million at June 30, 2020 and December 31, 2019, respectively.

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
(a) Fitch has affirmed Washington Gas' long-term debt ratings outlook as stable.
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
Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas' revolving credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). At June 30, 2020 and December 31, 2019, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 45% and 52%, respectively. In addition, Washington Gas is required to inform lenders of changes that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to obligations becoming immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions. At June 30, 2020 and December 31, 2019, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
Historical Cash Flows
Cash Flows Provided by Operating Activities
Washington Gas' cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. Cash flows provided by operating activities were $323.2 million for the six months ended June 30, 2020, compared to $305.3 million for the six months ended June 30, 2019. The increase was mainly driven by a $16.1 million lump-sum settlement payment in 2019 funded through the associated rabbi trust.
Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $189.6 million and $128.1 million for the six months ended June 30, 2020 and 2019, respectively, which consists of net repayments of short term borrowings and dividend payments. The six months ended June 30, 2020 financing activities include a capital contribution from our parent company.
Cash Flows Used in Investing Activities
Cash flows used in investing activities totaled $156.0 million and $199.8 million for the six months ended June 30, 2020 and 2019, respectively, which consists of capital expenditures made by Washington Gas.
Accelerated Pipe Replacement Programs (APRPs)
APRPs are in place in all three of our jurisdictions with an associated surcharge mechanism to recover the cost, including a return, on those capital investments between base rate cases. The following table summarizes the current status of our accelerated pipe replacement programs in three of our jurisdictions.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Jurisdiction	Estimated Cost	Expenditure to Date (a)	Status	Expected in-service date
District of Columbia	Estimated $374 million over the period from October 2020 to December 2025, plus additional expenditures in subsequent periods.	$nil
Washington Gas has submitted an application for the second phase of PROJECTpipes to the PSC of DC. In the interim, in March 2020, the PSC of DC approved an additional extension of the first phase of the plan for the six month period from April 1, 2020 to September 30, 2020 for an amount not to exceed $12.5 million. On April 23, 2020, the Commission established a procedural schedule for the case, with hearings scheduled for August 2020 and a decision expected in October 2020.
Individual assets are placed into service throughout the program.
Maryland	Estimated $350 million over the five-year period from January 2019 to December 2023, plus additional expenditures in subsequent periods.	$83.4 million	The second phase of the accelerated utility pipe replacement programs in Maryland (STRIDE 2.0) began in January 2019.	Individual assets are placed into service throughout the program.
Virginia	Estimated $500 million over the five-year period from January 2018 to December 2022, including cost of removal, plus additional expenditures in subsequent periods.	$211.6 million	The second phase of the accelerated pipe replacement programs in Virginia (SAVE 2.0) began in January 2018.	Individual assets are placed into service throughout the program.
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
There were no other significant changes to contractual obligations that are out of the normal course of business during the six months ended June 30, 2020.

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
Maryland Jurisdiction
Maryland Show-Cause Order. Following the NTSB hearing that examined the August 10, 2016, explosion and fire at an apartment complex in Silver Spring, Maryland, on September 5, 2019, the PSC of MD ordered the Company to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. The Company filed a response and rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. An evidentiary hearing on the Show-Cause Order has been set for August 31 and September 1, 2020. See Item 1 - Legal Proceedings and Note 11 - Commitments and Contingencies of the Notes to Financial Statements for additional information.
COVID-19 Related Orders
On March 16, 2020, the Council of the District of Columbia (DC Council) passed legislation prohibiting the disconnection of electric and gas services for non-payment of fees during a public health emergency. The Mayor of the District of Columbia’s public health emergency declaration has been extended to October 9, 2020, and the prohibition on disconnection is effective for 15 days following the end of the public health emergency. On April 15, 2020, the PSC of DC issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental costs related to COVID-19 that were prudently incurred beginning March 11, 2020.
On March 16, 2020, the Governor of MD issued an Executive Order which ordered regulated utilities to cease disconnections and billing of late fees for residential customers through May 1, 2020, which has been subsequently amended to extend the order through August 1, 2020. On April 9, 2020, the PSC of MD issued an order and authorized each utility company to establish a regulatory asset to record the effects of inc

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

remental collection and other costs related to COVID-19 prudently incurred beginning on March 16, 2020. On July 8, 2020, the PSC of MD issued a notice to convene a Public Conference 53 to elicit information from Maryland utilities and stakeholders to better understand the impacts to date of the pandemic on utilities and the services they provide. In order to initiate such action, Maryland utilities are asked to respond to a number of questions from the PSC of MD by August 11, 2020. Comments to the response are due on August 21, 2020, followed by two days of hearing on August 27 and 28.
On March 16, 2020, the SCC of VA issued an order which prohibited disconnections of electricity, gas, water and sewer utility services during the coronavirus public health emergency. Originally to expire May 15, 2020, the SCC of VA has issued subsequent orders extending the prohibitions, with the latest order set to expire on August 31, 2020 to allow for the Virginia General Assembly to meet in a special session to comprehensively address the COVID-19 crisis. The SCC of VA further supplemented its March 16, 2020 order by directing that for customers whose payment arrearages are due to the coronavirus emergency, late payment fees shall not be assessed. The SCC of VA also urged utilities to waive reconnection fees for customers. On April 29, 2020, the SCC of VA issued an order approving a request from Washington Gas and other Virginia utilities to create a regulatory asset to record incremental prudently incurred costs and suspended late payment fees attributable to the COVID-19 pandemic.

Critical Accounting Policies
For a description of our critical accounting policies, refer to Management's Discussion and Analysis within our Form 10-K for the year ended December 31, 2019. We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. Refer to Note 2 — Credit Losses for the accounting policy related to credit losses. There were no other new critical accounting policies or changes during the six months ended June 30, 2020.

Washington Gas Light Company
Part I-Financial Information
Item 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Washington Gas meets the conditions set forth in General Instruction H(1) of Form 10-Q and has omitted the information called for by this Item pursuant to General Instruction H(2) of Form 10-Q.

Washington Gas Light Company
Part I-Financial Information
Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Senior management, including the President and the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the President and the Senior Vice President, Chief Financial Officer and Treasurer have concluded that Washington Gas’ disclosure controls and procedures were effective as of June 30, 2020. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas, including no changes resulting from COVID-19.

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
The Company timely responded to the PSC of MD’s Show-Cause Order, providing a detailed response to the NTSB’s probable cause findings, providing evidence regarding the status of its 2003 mercury regulator replacement program and demonstrating cause why the PSC of MD should not impose a civil penalty on the Company. Following the Company’s response, certain intervenors filed written comments and a public hearing was held on the matter, with some intervenors and members of the public advocating for penalties against the Company. The Company filed its rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. An evidentiary hearing on the Show-Cause Order has been scheduled for August 31 and September 1, 2020.
ITEM 1A. RISK FACTORS

The COVID-19 global health pandemic poses challenges to the health and safety of the Company’s personnel and the strength of communities it serves. These challenges could negatively impact the Company’s cash flow and results of operations.
As the COVID-19 pandemic continues to unfold, governments in the jurisdictions in which Washington Gas operates have maintained measures designed to contain the outbreak, including business closures and restrictions, travel restrictions and border closings, quarantines and restrictions on gatherings and events. The magnitude, outcome and duration of the pandemic remains uncertain. As a result, it is not currently possible to accurately quantify the total potential impact of the pandemic on Washington Gas’ operations or financial results.
We have identified the following as potential direct or indirect impacts to our business and operations from the pandemic:

•
key employees and personnel: Although the Company has been designated an essential service provider and its essential employees and operations are exempt from government mandated closures and stay-at-home orders, our ability to keep essential operating personnel in place may be challenged as a result of COVID-19 outbreaks or quarantines. Employees who either contract or are exposed to the virus must isolate themselves from others, and combined with the health consequences of the virus, could be limited in their ability to perform key activities. Should there be a widespread inability of our workforce, or that of our contractors, to perform their duties, this would have an adverse impact on our ability to continue normal operations. In addition, unavailability of personnel could impact the Company’s ability to expand its business by decreasing construction activities and slowing the pace of the Company’s accelerated pipeline replacement programs. Also, we may face allegations of liability to the extent that we are unable to effectively protect our workforce against the transmission of the virus;

Washington Gas Light Company
Part II-Other Information
Item 1A. Risk Factors (continued)

•
adverse impacts on cash flows: COVID-19 could impact gas demand through business closures or other impacts. Additionally, widespread challenges to various businesses and to the job market as a result of the virus have resulted in increased business closures and unemployment rates, which could impact the ability of the Company’s customers to pay for services. Each jurisdiction in which Washington Gas serves issued regulatory mandates prohibiting suspension and collection activities for nonpayment of customer accounts, all of which remain in place. Should the Company’s cash flow be materially impacted owing to virus-driven circumstances, the Company may find itself without adequate cash flow to fund its operations;

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

•
return to work: As Washington Gas reintegrates its personnel back into the workplace in response to the lifting of government stay-at-home orders, it may incur additional costs to adapt the workplace to meet applicable health and safety requirements. Shortages in PPE may require the corporation to revise or delay such reintegration plans. To the extent that it is unable to effectively protect its workforce against the transmission of the virus, Washington Gas may face allegations of liability. Additionally, the Company must maintain flexibility in the event of new stay-at-home orders that could occur in the event infection rates increase.

These risks may adversely impact the Company’s ability to carry out its business plans for 2020. Washington Gas is closely monitoring developments related to COVID-19, including the existing and potential impact on global and local economies in the jurisdictions where we operate.
Increasing levels of political uncertainty and civil unrest have arisen in recent weeks, which could pose threats to the Company’s personnel.
Recently there have been significant incidents of civil unrest across the country. As the Company’s operations are based in and around the nation’s capital, protests and demonstrations aimed at slowing business as usual pose risk to the Company’s operations and its ability to service its customers. Should any such protests turn violent or destructive Company personnel or property could be at risk. Furthermore, the impact of large protests during a global pandemic poses unknown public health risks that could increase the community spread of COVID-19.

Washington Gas Light Company
Part II-Other Information

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part II-Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/ Exhibit	Description

(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Donald M. Jenkins, President of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Donald M. Jenkins, the President, and Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GAS LIGHT COMPANY
(Registrant)

/s/ Douglas I. Bonawitz
Douglas I. Bonawitz
Senior Vice President, Chief Financial Officer and Treasurer
(signing on behalf of the Registrant and as
Principal Accounting Officer of the Registrant)
Date: July 30, 2020