Form 10-Q
period 2020-09-30
WASHINGTON GAS LIGHT CO
filed 2020-11-09
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
As of October 30, 2020, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding. All of the outstanding shares of common stock are held by Wrangler SPE LLC, an indirect wholly owned subsidiary of AltaGas Ltd.

REDUCED DISCLOSURE FORMAT

Washington Gas Light Company, an indirect wholly owned subsidiary of AltaGas Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
.

Washington Gas Light Company
For the Quarter Ended September 30, 2020

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
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas' integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrant assumes no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and may include, but are not limited to the following:
•Impacts related to the COVID-19 global health pandemic, which poses challenges to the health and safety of the Company's personnel and the strength of communities it serves;
•increasing levels of political insecurity and civil unrest that could threaten Company property and personnel;
•hazards involved in the storage, transportation, moving, and marketing of hydrocarbon products;
•leaks, mechanical problems, incidents, or other operational issues that could affect public safety and the reliability of Washington Gas’ distribution system;
•the availability of natural gas supply or an inability to obtain an adequate supply of gas to satisfy present and future demands;
•challenges in securing the necessary transportation or storage capacity to deliver or acquire the volume of gas necessary to meet customer demands and future growth expectations;
•cyberattacks, including cyberterrorism, or other information technology security breaches or failures;
•the inability to meet commitments under various orders and agreements associated with regulatory approvals for the 2018 merger between AltaGas and WGL (the Merger);
•the Merger may not achieve its expected results and Washington Gas may be unable to successfully integrate into the operations of AltaGas;
•the occurrence of unexpected costs in connection with the Merger;
•securities class action suits and derivative suits;
•the loss of certain administrative and management functions and services provided by AltaGas;
•changes in AltaGas' strategy or relationship with Washington Gas that could affect our performance or operations;
•the ability to access capital and the costs at which Washington Gas is able to access capital and credit markets, including changes in the credit ratings of Washington Gas, WGL, and AltaGas;
•disruptions or decline in the local economy in which Washington Gas operates;
•the credit-worthiness of customers; suppliers and derivatives counterparties;
•changes in the value of derivative contracts and the availability of suitable derivative counterparties;

Washington Gas Light Company
Part I-Financial Information

•rules implementing the derivatives transaction provisions of the Dodd-Frank Act may impose costs on our derivatives activities;
•failures of Washington Gas service providers that could negatively impact the Company’s business;
•compliance with Section 404(a) of Sarbanes-Oxley Act;
•acts of nature and catastrophic events, including terrorist acts;
•an inability to attract and retain key management and sufficiently skilled operational personnel;
•strikes or work stoppages by unionized employees;
•changes in the costs of providing retirement plan benefits;
•the extent to which we are allowed to recover from our customers, through the regulatory process, costs and expenses related to our operations and the ability of the Company to earn a reasonable rate of return on its invested capital;
•concerns involving climate change and the movement for carbon neutral energy sources;
•changes in energy commodity market conditions, including the relative prices of alternative forms of energy such as electricity, fuel oil and propane;
•physical and financial risks associated with climate change;
•unusual weather conditions and changes in natural gas consumption patterns;
•costs associated with certain legacy operations of Washington Gas and environmental remediation efforts;
•the outcome of new and existing matters before courts, regulators, government agencies or arbitrators;
•changes to government fiscal and trade policies;
•regulatory and financial risks related to pipeline safety legislation;
•changes to the tax code and our ability to quantify such changes and seek recovery for the manner in which corporate taxes are shared with customers; and
•changes in accounting principles and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrant. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrant’s business as described in this Quarterly Report on Form 10-Q.

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I-Financial Information
Item 1-Financial Statements

	September 30, 2020	December 31, 2019
(In thousands)		As Adjusted
ASSETS
Property, Plant and Equipment
At original cost	$6,237,537	$5,962,866
Accumulated depreciation and amortization	(1,656,788)	(1,579,718)
Net property, plant and equipment	4,580,749	4,383,148
Current Assets
Cash and cash equivalents	1,214	17,069
Receivables (net of allowance for doubtful accounts of $26,517 and $18,708, respectively)	210,649	400,891
Gas costs and other regulatory assets	18,643	9,894
Materials and supplies—principally at average cost	20,682	20,184
Storage gas	72,077	87,977
Prepaid taxes	30,479	34,576
Other prepayments	18,176	33,867
Receivables from associated companies	8,920	12,421
Derivatives	4,665	6,553
Other	7,666	19,619
Total current assets	393,171	643,051
Deferred Charges and Other Assets
Regulatory assets
Gas costs	69,076	98,717
Pension and other post-retirement benefits	39,966	44,078
Other	99,267	84,886
Prepaid post-retirement benefits	372,307	366,508
Right of use asset	38,963	40,004
Derivatives	9,113	10,370
Other	27,805	30,620
Total deferred charges and other assets	656,497	675,183
Total Assets	$5,630,417	$5,701,382
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,756,332	$1,578,592
Long-term debt	1,431,390	1,430,949
Total capitalization	3,187,722	3,009,541
Current Liabilities
Notes payable	169,959	299,483
Accounts payable and other accrued liabilities	216,958	267,408
Customer deposits and advance payments	38,267	40,052
Gas costs and other regulatory liabilities	31,761	105,399
Accrued taxes	28,281	23,781
Payables to associated companies	63,176	57,923
Operating lease liability	5,846	5,850
Derivatives	9,622	4,069
Other	34,196	30,032
Total current liabilities	598,066	833,997
Deferred Credits
Deferred income taxes	518,208	464,717
Accrued pensions and benefits	116,299	115,837
Asset retirement obligations	213,265	206,820
Regulatory liabilities
Accrued asset removal costs	242,921	254,429
Other post-retirement benefits	184,370	195,670
Excess deferred taxes and other	389,972	404,700
Operating lease liability	52,087	53,642
Derivatives	76,407	97,695
Other	51,100	64,334
Total deferred credits	1,844,629	1,857,844
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,630,417	$5,701,382
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Operations (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)		As Adjusted		As Adjusted
OPERATING REVENUES	$143,383	$122,305	$856,284	$914,442
OPERATING EXPENSES
Utility cost of gas	20,846	33,433	221,301	331,285
Operation and maintenance	94,175	101,195	291,885	300,433
Depreciation and amortization	36,298	34,383	108,485	106,623
General taxes and other assessments	27,992	26,344	110,006	106,709
Total Operating Expenses	179,311	195,355	731,677	845,050
OPERATING INCOME (LOSS)	(35,928)	(73,050)	124,607	69,392
Other income (expense) — net	4,070	2,619	16,419	4,556
Interest expense	16,088	15,575	49,011	45,092
INCOME (LOSS) BEFORE INCOME TAXES	(47,946)	(86,006)	92,015	28,856
INCOME TAX EXPENSE (BENEFIT)	(11,324)	(19,530)	15,477	4,280
NET INCOME (LOSS)	$(36,622)	$(66,476)	$76,538	$24,576
Dividends on preferred stock	—	—	—	660
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(36,622)	$(66,476)	$76,538	$23,916
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)		As Adjusted		As Adjusted
NET INCOME (LOSS)	$(36,622)	$(66,476)	$76,538	$24,576
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES
Pension and other post-retirement benefit plans
Change in prior service cost	(292)	(163)	(924)	(486)
Change in actuarial net gain	1,713	442	4,628	2,596
Total pension and other post-retirement benefit plans	$1,421	$279	$3,704	$2,110
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	366	(700)	959	572
OTHER COMPREHENSIVE INCOME	$1,055	$979	$2,745	$1,538
COMPREHENSIVE INCOME (LOSS)	$(35,567)	$(65,497)	$79,283	$26,114
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Nine Months Ended September 30,
	2020	2019
(In thousands)		As Adjusted
OPERATING ACTIVITIES
Net income	$76,538	$24,576
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	108,485	106,623
Amortization of:
Other regulatory assets and liabilities — net	6,044	5,583
Debt related costs	1,072	1,128
Deferred income taxes — net	15,908	6,375
Accrued/deferred pension and other post-retirement benefit cost (benefit)	(6,758)	1,793
Compensation expense related to stock-based awards	2,156	2,275
Provision for doubtful accounts	11,101	10,615
Unrealized (gain) loss on derivative contracts	(5,501)	(128)
Amortization of investment tax credits	(431)	(494)
Other non-cash charges (credits) — net	364	1,226
Changes in operating assets and liabilities (Note 16)	53,708	94,572
Net Cash Provided by Operating Activities	262,686	254,144
FINANCING ACTIVITIES
Capital contribution from parent	175,000	—
Long-term debt issued	—	298,482
Debt issuance costs	(10)	(2,756)
Notes payable issued (retired) — net	(129,524)	(179,000)
Dividends on common stock and preferred stock	(75,000)	(75,227)
Net Cash Provided by (Used in) Financing Activities	(29,534)	41,499
INVESTING ACTIVITIES
Capital expenditures	(265,060)	(318,895)
Net Cash Used in Investing Activities	(265,060)	(318,895)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31,908)	(23,252)
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	61,148	71,423
Cash, Cash equivalents and Restricted Cash at End of the Period	$29,240	$48,171
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
For a complete description of our significant accounting policies, refer to Note 1 — Accounting Policies of the Notes to Financial Statements on Form 10-K for the year ended December 31, 2019. We include herein certain updates to those policies.
Change in Accounting Principle
In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets (MRVA) used in the determination of net periodic pension and other post-retirement benefit plan costs. The change uses the fair value approach for the fixed income investments and related derivatives, which represent a separate asset class of the plan assets, compared to the prior method that utilized a calculated value for all investments where gains and losses arising from changes in fair value were deferred and amortized into the calculation of the MRVA over a period of five years. The MRVA is used in the calculation of the expected return on assets and the recognized actuarial gain or loss components of net periodic benefit cost. The gains and losses for other plan assets will continue to be deferred and amortized into the MRVA over a five-year period.
We believe that using the fair value approach for the fixed income investments and related derivatives in our plan assets is preferable because the Company will immediately recognize the gains and losses of the fixed income investments and derivatives in MRVA rather than deferring them over a five-year period, which results in a better matching of the change in fixed income investments and the related pension obligations.
We have retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. The change in accounting principle increased retained earnings $9.4 million and decreased accumulated other comprehensive income (loss), net of taxes, $0.4 million, with a net increase of $9.0 million in common shareholder’s equity at January 1, 2019. The following tables summarize the effect of the change in accounting principle on the primary financial statement line items on our condensed balance sheets, condensed statements of operations, condensed statements of comprehensive income, and condensed statements of cash flows. The following Notes have been impacted by the change: Note 8 — Components of Total Equity, Note 10 — Pension and Other Post — Retirement Benefit Plans, and Note 15 — Accumulated Other Comprehensive Income (Loss).

	September 30, 2020			December 31, 2019
(In thousands)	Without Change	Adjustment	As Reported (with change)	As Previously Reported	Adjustment	As Adjusted
Condensed Balance Sheets
Regulatory assets — Pension and other post-retirement benefits	$31,337	$8,629	$39,966	$39,435	$4,643	$44,078
Common shareholder’s equity	$1,745,434	$10,898	$1,756,332	$1,572,196	$6,396	$1,578,592
Regulatory liabilities — Other post-retirement benefits	$190,460	$(6,090)	$184,370	$199,665	$(3,995)	$195,670
Deferred income taxes	$514,387	$3,821	$518,208	$462,475	$2,242	$464,717
Components of Total Equity
Retained earnings (a)	$536,505	$11,754	$548,259	$541,535	$6,729	$548,264
Accumulated other comprehensive income (loss), net of taxes (a)	$8,177	$(856)	$7,321	$4,909	$(333)	$4,576
(a) Retained earnings and Accumulated other comprehensive income (loss), net of taxes, are reported in Note 8 — Components of Total Equity.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(In thousands)	Without Change	Adjustment	As Reported (with change)	Without Change	Adjustment	As Reported (with change)
Condensed Statements of Operations
Other income (expense) — net	$1,808	$2,262	$4,070	$9,632	$6,787	$16,419
Income tax expense (benefit)	$(11,911)	$587	$(11,324)	$13,715	$1,762	$15,477
Net income (loss)	$(38,297)	$1,675	$(36,622)	$71,513	$5,025	$76,538
Condensed Statements of Comprehensive Income
Other comprehensive income (loss), net of taxes	$1,229	$(174)	$1,055	$3,268	$(523)	$2,745
Comprehensive income (loss)	$(37,068)	$1,501	$(35,567)	$74,781	$4,502	$79,283

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(In thousands)	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Condensed Statements of Operations
Other income (expense) — net	$3,533	$(914)	$2,619	$7,298	$(2,742)	$4,556
Income tax expense (benefit)	$(19,293)	$(237)	$(19,530)	$4,992	$(712)	$4,280
Net income (loss)	$(65,799)	$(677)	$(66,476)	$26,606	$(2,030)	$24,576
Condensed Statements of Comprehensive Income
Other comprehensive income (loss), net of taxes	$942	$37	$979	$1,428	$110	$1,538
Comprehensive income (loss)	$(64,857)	$(640)	$(65,497)	$28,034	$(1,920)	$26,114

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In thousands)	Without Change	Adjustment	As Reported (with change)	As Previously Reported	Adjustment	As Adjusted
Condensed Statements of Cash Flows
Net income	$71,513	$5,025	$76,538	$26,606	$(2,030)	$24,576
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Accrued/deferred pension and other post-retirement benefit cost (benefit)	$29	$(6,787)	$(6,758)	$(949)	$2,742	$1,793
Deferred income taxes — net	$14,146	$1,762	$15,908	$7,087	$(712)	$6,375

Accounting Standards Adopted in the Calendar Year and Other Newly Issued Accounting Standards
The following tables represent accounting standards adopted by Washington Gas during the nine months ended September 30, 2020, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This update modifies the disclosure requirements on fair value measurements.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements. This update clarifies the interaction between Topic 606, Revenue from Contracts with Customers and Topic 808.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.
ASU 2019-01, Leases (Topic 842) Codification Improvements	This update addresses the determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers, provides guidance for the presentation of the statement of cash flows for sales-type and direct financing leases, and clarifies transition disclosures related to the adoption of ASC 842.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	The amendments in this ASU provide clarification and improve the codification in recently issued accounting standards.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.
ASU 2020-03, Codification Improvements to Financial Instruments	This Update makes technical corrections and minor improvements to the guidance on financial instruments.	January 1, 2020	The adoption of this standard did not have a material effect on our financial statements.

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This standard modifies the disclosure requirements related to defined benefit pension and other postretirement plans. Early adoption is permitted.	December 31, 2020	It is not expected that the adoption of this standard will have a material effect on our financial statements.
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	As part of FASB's Simplification Initiative, this standard amends ASC Topic 740 by removing certain exceptions to the general principles and clarifying and amending other current guidance. Early adoption is permitted.	January 1, 2021	We are in the process of evaluating the impact the adoption of this standard will have on our financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This standard provides optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments may be elected prospectively to contract modifications made and to hedging relationships existing as of or entered into on or after the date of adoption and through December 31, 2022.	December 31, 2022	We have not yet elected to adopt this ASU as of September 30, 2020 and are assessing the impact the adoption of this standard will have on our financial statements.

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
Our assessment concluded that our cash equivalents, accounts receivables, unbilled revenue, contract assets, and a long term receivable from one of our trading partners that is part of a collaborative arrangement are within scope of the new standard. We adopted the standard using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings at January 1, 2020. Prior periods presented for comparative purposes are not adjusted. Upon implementation of ASU 2016-13, we recorded a $1.5 million increase to the Company's allowance for doubtful accounts and a decrease to retained earnings, including a $1.4 million increase to allowance for doubtful account associated with utility customer receivables and a $0.1 million reduction to “Deferred charges and other assets-Other” associated with a long-term receivable from a trading partner under Washington Gas' asset optimization programs. Washington Gas also elected to account for its cash equivalents at fair value.
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
Based on previous collection experience, Washington Gas has not recorded an allowance for doubtful accounts for its contract assets associated with our energy management services projects with the federal government. Refer to Note 14 — Related Party Transactions for further information.
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
Washington Gas also has a long-term receivable from a trading partner totaling $1.4 million in “Deferred charges and other assets — Other”, of which no portion of the balance is past due. The trading partner was evaluated and assigned an internal credit rating in accordance with our credit policy. An allowance for doubtful accounts is recorded based on historical default rates published by external credit rating agencies and a rate commensurate with the period in which the receivable is expected to be collected. Estimated credit loss reserve was recorded as a reduction to “Deferred charges and other assets — Other”.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
COVID-19: On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. Governments in affected areas in which we operate have imposed a number of measures designed to contain the outbreak, including business closures, travel restrictions, quarantines and cancellations of gatherings and events. These measures have resulted in widespread challenges to businesses and the job market. The increased unemployment rates could impact the ability of the Company’s customers to pay for services. As a result of regulatory orders, we have temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities and temporarily waived assessing and billing late payment fees. We resumed assessing late payment fees in Maryland in October 2020 following a regulatory order. The suspension of collection activities has caused our overall accounts receivable portfolio to age more than historical levels. However, we do not expect the increase in credit losses to have a significant impact on net income. In addition, the Public Service Commission of the District of Columbia (PSC of DC), the Public Service Commission of Maryland (PSC of MD) and the Virginia State Corporation Commission (SCC of VA) each issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental COVID-19 related costs. For the three and nine months ended September 30, 2020, Washington Gas has recorded total $4.7 million and $7.7 million in deferrals of incremental bad debt expense to COVID-19 regulatory assets across all three jurisdictions, respectively.
As of September 30, 2020, we have evaluated the adequacy of our allowance for credit losses in light of the suspension of shut-offs for nonpayment due to COVID-19 and the economic downturn. Our evaluation included an analysis of customer payment trends in 2020, economic conditions, receivables aging, and considerations of past economic downturns, the actions the company is taking to assist customers with past due balances, and the corresponding allowance for credit losses and customer account write-offs. Based on this evaluation, we have concluded that the allowance for credit losses as of September 30, 2020 adequately reflected the collection risk and net realizable value for our receivables. We will continue to monitor changing circumstances and will adjust our allowance for credit losses as additional information becomes available.
The following table presents the activity of allowance for doubtful accounts by types for the reporting periods.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(In millions)	Account Receivables and Unbilled Revenue	Asset Optimization	Account Receivables and Unbilled Revenue	Asset Optimization
Balance, beginning of period	$23.2	$0.1	$18.7	$—
Provision	1.3	—	11.1	—
Recorded to regulatory asset due to COVID-19	4.7	—	7.7	—
Write offs	(3.0)	—	(13.8)	—
Recoveries	0.3	—	1.4	—
Adjustment upon adoption of ASC 326	—	—	1.4	0.1
Balance, end of period	$26.5	$0.1	$26.5	$0.1

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
The following table disaggregates revenue by type of service for the periods.

Disaggregated Revenue by Type of Service
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$91.2	$70.7	$592.8	$665.1
Gas delivered for others	39.5	33.4	186.5	186.8
Other	3.6	10.9	23.6	34.4
Other revenues	1.3	1.4	2.1	4.2
Total revenue from contracts with customers	$135.6	$116.4	$805.0	$890.5
Other sources of revenue
Revenue from alternative revenue programs (a)	$7.6	$3.6	$47.7	$14.9
Leasing revenue	0.2	0.2	0.5	0.5
Other (b)	—	2.1	3.1	8.5
Total revenue from other sources	$7.8	$5.9	$51.3	$23.9
Total Operating Revenue	$143.4	$122.3	$856.3	$914.4
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. Unbilled revenues of $28.5 million and $116.3 million are included within "Receivables" on Washington Gas' balance sheets at September 30, 2020 and December 31, 2019, respectively. Unbilled revenues represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by the federal government for the right to payment to occur. Washington Gas did not have any contract liabilities at September 30, 2020 and 2019. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
The following table shows the opening and closing balances of contract assets from contracts with customers for the reporting periods, which were included within "Receivables" on Washington Gas' balance sheets.

(In millions)	2020	2019 (a)
Contract assets at January 1	$44.2	$85.3
Contract assets at September 30	$51.8	$40.5
Increase (decrease) in contract assets	$7.6	$(44.8)
(a) Decrease in contract asset in 2019 was due to the sale of the contract asset. Refer to "Project financing" in Note 14 — Related party transactions for detail discussion.

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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
NOTE 5. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

(In millions)	September 30, 2020	December 31, 2019
Accounts payable—trade	$135.3	$154.3
Employee benefits and payroll accruals	20.9	39.3
Wages payable	25.6	22.2
Accrued interest	3.2	17.3
Other accrued liabilities (a)	32.0	34.4
Total	$217.0	$267.5
(a) Amount includes $12.3 million and $11.7 million estimated liability associated with the Antero judgment at September 30, 2020 and December 31, 2019, respectively. Refer to Note 11 — Commitments and Contingencies for further information.

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
Credit Facility
The following is a summary of committed credit available at September 30, 2020 and December 31, 2019.

(In millions)	September 30, 2020	December 31, 2019
Committed credit agreements
Unsecured revolving credit facility, expires July 19, 2024(a)	$450.0	$450.0
Less: Commercial Paper outstanding(b)	(270.0)	(400.0)
Net committed credit available	$180.0	$50.0
Weighted average interest rate	0.27%	2.04%
(a) Washington Gas has the right to request extensions with the bank group 's approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100.0 million, with the bank groups' approval, for a total potential maximum borrowing of $550.0 million.
(b) The amount represents principal amount of commercial paper.
At September 30, 2020 and December 31, 2019, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Commercial Paper
The total commercial paper carrying value was $270.0 million and $399.5 million at September 30, 2020 and December 31, 2019, respectively. At both September 30, 2020 and December 31, 2019, Washington Gas classified $100.0 million of our commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis. Accordingly, $170.0 million and $299.5 million of commercial paper remained in “Notes payable” at September 30, 2020 and December 31, 2019, respectively.

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
The following table shows the long-term debt outstanding at September 30, 2020 and December 31, 2019.

Long Term Debt Outstanding
(In millions)	September 30, 2020	December 31, 2019
Washington Gas Unsecured Notes (a)	$1,346.0	$1,346.0
Commercial Paper	100.0	100.0
Total Principal Amounts of Long-Term Debt	$1,446.0	$1,446.0
Unamortized discount	(4.2)	(4.3)
Unamortized debt expense	(10.4)	(10.8)
Less—current maturities	—	—
Total Long-Term Debt	$1,431.4	$1,430.9
Weighted average interest rate(b)	4.52%	4.52%
(a) Includes MTNs and private placement notes. The amount represents face value of Washington Gas' unsecured notes.
(b) Weighted average interest rate is for the Washington Gas unsecured notes.

The following table shows the issuances of Washington Gas' unsecured notes for the three and nine months ended September 30, 2019. There was no retirement of long-term debt for the three and nine months ended September 30, 2019. There were no issuances or retirements of long-term debt for the three and nine months ended September 30, 2020.

Washington Gas' Unsecured Notes Issuances
(In millions)	Principal(a)	Interest Rate(b)	Effective Cost(b)	Nominal Maturity Date
Three and Nine Months Ended September 30, 2019
Issuances:
09/13/2019	$300.00	3.65%	3.72%	9/15/2049
(a)Represents face amount of notes.
(b)Represents the interest rate and effective cost at the trade date of the debt.

NOTE 8. COMPONENTS OF TOTAL EQUITY

	Common Stock		Paid-In Capital	Retained Earnings (b)	Accumulated Other Comprehensive Income/(Loss), Net of Taxes (b)
(In thousands, except shares)	Shares	Amount				Total (b)

Three Months Ended September 30, 2020
Balance at June 30, 2020	46,479,536	$46,479	$1,104,273	$609,881	$6,266	$1,766,899
Net income (loss)	—	—	—	(36,622)	—	(36,622)
Other comprehensive income	—	—	—	—	1,055	1,055
Capital contribution from parent	—	—	50,000	—	—	50,000
Dividends declared:
Common stock	—	—	—	(25,000)	—	(25,000)
Balance at September 30, 2020	46,479,536	$46,479	$1,154,273	$548,259	$7,321	$1,756,332
Three Months Ended September 30, 2019
Balance at June 30, 2019	46,479,536	$46,479	$979,273	$593,276	$(6,547)	$1,612,481
Net income (loss)	—	—	—	(66,476)	—	(66,476)
Other comprehensive income	—	—	—	—	979	979
Dividends declared:					—
Common stock	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Balance at September 30, 2019	46,479,536	$46,479	$979,273	$526,800	$(5,568)	$1,546,984
Nine Months Ended September 30, 2020
Balance at December 31, 2019	46,479,536	$46,479	$979,273	$548,264	$4,576	1,578,592
Net income	—	—	—	76,538	—	76,538
Other comprehensive income	—	—	—	—	2,745	2,745
Capital contribution from parent	—	—	175,000	—	—	175,000
ASU 2016-13 implementation (a)	—	—	—	(1,543)	—	(1,543)
Dividends declared:
Common stock	—	—	—	(75,000)	—	(75,000)
Balance at September 30, 2020	46,479,536	$46,479	$1,154,273	$548,259	$7,321	$1,756,332
Nine Months Ended September 30, 2019
Balance at December 31, 2018	46,479,536	$46,479	$979,273	$552,884	$(7,106)	$1,571,530
Net income	—	—	—	24,576	—	24,576
Other comprehensive income	—	—	—	—	1,538	1,538
Dividends declared:
Common stock	—	—	—	(50,000)	—	(50,000)
Preferred stock	—	—	—	(660)	—	(660)
Balance at September 30, 2019	46,479,536	$46,479	$979,273	$526,800	$(5,568)	$1,546,984
(a) Due to implementation of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, see Note 2 — Credit Losses for further information.
(b) In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets used in the determination of net periodic pension and other post-retirement benefit plan costs. We have retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)

NOTE 9. INCOME TAXES

WGL and its wholly owned subsidiaries, including Washington Gas, are included in the AltaGas Services (US) Inc. (ASUS) consolidated income tax returns. We have a tax sharing policy with ASUS, an indirect, wholly owned subsidiary of AltaGas, that allocates consolidated tax liabilities and benefits using a ratio determined by the separate taxable income for each member applied to the consolidated return tax liability of the group. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
At September 30, 2020 and December 31, 2019, Washington Gas recorded a $5.5 million receivable in "Receivables from associated companies" and a $0.6 million payable in "Payables to associated companies" under the ASUS tax sharing policy on Washington Gas' balance sheets, respectively.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions. Washington Gas will benefit from certain provisions such as the deferral of payment of applicable payroll taxes. As of September 30, 2020, we have determined that there is no material impact to our financial statements. However, we continue to assess and quantify the impact of the legislation to our financial statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of the net periodic benefit costs (income) recognized in our financial statements.

Components of Net Periodic Benefit Costs (Income)
	Three Months Ended September 30,
	2020		2019 (c)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.1	$1.3	$3.0	$1.3
Interest cost	8.9	2.3	10.2	3.0
Expected return on plan assets	(10.6)	(5.9)	(10.5)	(6.1)
Recognized prior service cost (credit)	0.1	(3.4)	0.1	(3.9)
Recognized actuarial loss (gain)	1.8	(0.5)	1.9	—
Settlement charge	2.4	—	—	—
Net periodic benefit cost (income)	5.7	(6.2)	4.7	(5.7)
Allocation to affiliates	(0.4)	0.5	(0.4)	0.5
Adjusted net periodic benefit cost (income)	5.3	(5.7)	4.3	(5.2)
Amount allocated to construction projects	(0.5)	(0.2)	(0.4)	(0.2)
Amount charged (credited) to expense	$4.8	$(5.9)	$3.9	$(5.4)
	Nine Months Ended September 30,
	2020		2019 (c)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$9.4	$4.0	$9.1	$3.8
Interest cost	26.6	6.9	30.7	9.0
Expected return on plan assets	(31.9)	(17.7)	(31.4)	(18.2)
Recognized prior service cost (credit)	0.2	(10.2)	0.3	(11.7)
Recognized actuarial loss (gain)	5.7	(1.5)	5.9	—
Settlement charge(a)	3.6	—	4.3	—
Net periodic benefit cost (income)	13.6	(18.5)	18.9	(17.1)
Allocation to affiliates	(1.2)	1.6	(1.3)	1.8
Adjusted net periodic benefit cost (income)	12.4	(16.9)	17.6	(15.3)
Amount allocated to construction projects	(1.6)	(0.7)	(1.2)	(0.6)
Amount deferred as regulatory asset (liability)-net allocations (b)	—	—	0.7	—
Amount charged (credited) to expense	$10.8	$(17.6)	$17.1	$(15.9)
(a) Amounts relate to partial settlement charges associated with lump sum payments from the Washington Gas’ defined benefit supplemental executive retirement plan (DB SERP).
(b) Amount represents the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019.
(c) In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets used in the determination of net periodic pension and other post-retirement benefit plan costs. We have retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
At September 30, 2020 and December 31, 2019, the rabbi trust balance associated with the DB SERP and non-funded defined benefit restoration plan (DB restoration) plans were $24.8 million and $40.0 million, respectively. $7.5 million and $17.3 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” on Washington Gas' balance sheets at September 30, 2020; $19.5 million and $20.5 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” at December 31, 2019, respectively, along with other rabbi trust balances.

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
There were no significant changes to contractual obligations that are out of the normal course of business during the nine months ended September 30, 2020.
Merger Commitments
In connection with the Merger, Washington Gas and AltaGas have made commitments related to the terms of settlement agreement with PSC of DC and the conditions of approval from PSC of MD and SCC of VA. As of September 30, 2020, the remaining unpaid liability for previously expensed merger commitments was $15.9 million. In addition, there are certain additional regulatory commitments that were and will be expensed as the costs are incurred, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10-year period to further extend natural gas service; and spending $8.0 million for leak mitigation within 3 years after the Merger close. Additionally, there are a number of operational commitments that have an impact on the ongoing business of Washington Gas, including reductions of leak backlogs, conducting a root cause analysis related to customer service, increasing supplier diversity, achieving synergy savings benefits, developing protocols for moving meters from inside to outside customers’ premises, as well as reporting and tracking related to all the commitments.
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
Antero Contract
In June 2019, a jury trial was held in the County Court for Denver, Colorado to consider a contractual dispute relating to gas pricing between Washington Gas and its affiliate WGL Midstream and Antero Resources Corporation (Antero). Following the trial, the jury returned a verdict in favor of Antero for $95.9 million, of which $11.2 million was against Washington Gas, and $84.7 million against WGL Midstream. Following the official entry of the judgment, the Company filed an appeal on August 16, 2019. Arguments on the appeal occurred on November 4, 2020.
As a result of this verdict, it was determined that a loss contingency is probable and Washington Gas recorded an estimated liability and recognized a loss in June 2019. In addition, Washington Gas recorded a receivable from our trading partner, and a receivable related to sharing with our customers as the contract relates to asset optimization. Washington Gas has been accruing interest expense on a monthly basis associated with the liability since June 2019. At September 30, 2020, the estimated liability with court fees and accrued interest was $12.3 million recorded in “Accounts payable and accrued liabilities” on Washington Gas' balance sheets. The net receivable from our trading partner was $1.3 million in “Deferred charges and other assets-Other”, and sharing with customers was $5.0 million in “Regulatory assets - Gas costs” on the balance sheets. For the nine months ended September 30, 2020 the interest expense associated with the legal liability was immaterial. For the nine months ending September 30, 2019, the net pre-tax loss recorded as a result of the verdict was $3.0 million in “Utility cost of gas” on Washington Gas’ statements of operations.

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
The Company timely responded to the PSC of MD’s Show-Cause Order, providing a detailed response to the NTSB’s probable cause findings, providing evidence regarding the status of its 2003 mercury regulator replacement program and demonstrating cause why the PSC of MD should not impose a civil penalty on the Company. Following the Company’s response, certain intervenors filed written comments and a public hearing was held on the matter, with some intervenors and members of the public advocating for penalties against the Company. The Company filed its rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. An evidentiary hearing was conducted on September 24 – 25, 2020. Initial briefs were filed on October 28, 2020 and reply briefs will be filed on November 13, 2020.
Management believes that the likelihood of a civil penalty is probable and has accrued $330,000 to reflect the minimum liability as a result of delinquent mercury regulator replacement status reporting. Though the Company is unable to estimate the maximum possible penalty, other parties have recommended penalties ranging from $620,500 (PSC of MD Staff, which argued the Company should pay a minimum penalty for failing to provide annual reports detailing progress in replacing the mercury regulators) to $123.3 million (Office of People's Counsel, which argued the Company should absorb all costs of removal and relocation of mercury service regulators and pay a fine of $25,000 per day for each day mercury service regulators remain on the Company’s system).
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
At September 30, 2020 and December 31, 2019, Washington Gas reported a liability of $10.4 million and $10.7 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At both September 30, 2020 and December 31, 2019, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $30.7 million. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of years that will be required to perform environmental response processes and the extent of remediation that may be required.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
In addition, at another adjoining property known as the “Boat Club Property,” located to the east of the property owned by the District of Columbia, Washington Gas agreed to perform a site investigation and report the findings pursuant to oversight by the District of Columbia DOEE. This property was subject to a July 12, 2019, Administrative Order from the DOEE. That Administrative Order was withdrawn and the Company entered into a negotiated Administrative Order on Consent with the DOEE that was effective on March 11, 2020. Under the terms of the Administrative Order on Consent, the Company is scheduled to submit a Remedial Investigative Report by December 29, 2020.
Washington Gas received a letter in February 2016 from the DOEE and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. On December 27, 2019, DOEE issued an Anacostia River Sediment Project Proposed Plan, a River-wide Feasibility Study, and supporting documents for public comment. Although the Proposed Plan identifies East Station as one of fifteen potential environmental cleanup sites, DOEE is proposing to continue the remediation of East Station under Washington Gas’ existing Consent Decree rather than as part of the Anacostia River Sediment Project. DOEE issued an Interim Record of Decision for remediation of “Early Action Areas” (that do not include East Station) in the Anacostia River by September 30, 2020. We are not able to estimate the total amount of potential costs or timing associated with the District of Columbia’s environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount for estimated study costs based on a potential range of estimates.
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
At September 30, 2020 and December 31, 2019, Washington Gas reported a regulatory asset of $6.8 million and $7.0 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.

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
Washington Gas has a collaborative arrangement with a third party to facilitate the asset optimization program. The collaborative arrangement allocates a tiered percentage of profits or losses to the third party as compensation for its participation. The costs recorded by Washington Gas related to the collaborative arrangement totaled $2.4 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $5.8 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts were recorded in “Utility cost of gas” on Washington Gas’ statements of operations. Either party may terminate the collaborative arrangement through the delivery of a termination notice. In such an event, Washington Gas may make a payment upon termination.
All physically and financially settled contracts under our asset optimization program are reported on a net basis in the statements of operations in “Utility cost of gas”. Total net margins recorded to “Utility cost of gas” after sharing and management fees associated with all asset optimization transactions for the three months ended September 30, 2020 was a net gain of $5.1 million including an unrealized loss of $1.3 million. During the three months ended September 30, 2019, we recorded a net loss of $1.2 million including an unrealized loss of $6.5 million . During the nine months ended September 30, 2020, we recorded a net gain of $19.7 million including an unrealized gain of $5.5 million. During the nine months ended September 30, 2019, we recorded a net gain of $8.3 million including an unrealized gain of $0.1 million and the $3.0 million loss related to the Antero Contract. Refer to Note 11 - Commitments and Contingencies for further discussion of the Antero Contract.
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
Notional Summary
The following table presents notional amounts of our outstanding derivatives September 30, 2020 and December 31, 2019.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	September 30, 2020	December 31, 2019
Natural Gas (In millions of therms)
Asset optimization & trading	10,726.0	11,671.0
Other risk-management activities	915.0	976.0

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

Balance Sheet Classification of Derivative Instruments
(In millions)	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in balance sheet	Netting of collateral	Net amounts presented on balance sheet
September 30, 2020
Derivative assets (a)	$20.2	$(6.4)	$—	$13.8
Derivative liabilities (b)	(92.4)	6.4	—	$(86.0)
Net derivative assets (liabilities)	$(72.2)	$—	$—	$(72.2)
December 31, 2019
Derivative assets (a)	$13.0	$4.0	$—	$17.0
Derivative liabilities (b)	(104.0)	(4.0)	6.2	(101.8)
Net derivative assets (liabilities)	$(91.0)	$—	$6.2	$(84.8)
(a) Derivative assets at September 30, 2020 include $4.7 million recorded in "Current assets — Derivatives" and $9.1 million in" Deferred charges and other assets — Derivatives" on Washington Gas' balance sheets; Derivative assets at December 31, 2019 include $6.6 million recorded in "Current assets —Derivatives" and $10.4 million in" Deferred charges and other assets — Derivatives" on Washington Gas' balance sheets.
(b)Derivative liabilities at September 30, 2020 include $9.6 million recorded in "Current liabilities — Derivatives " and $76.4 million recorded in " Deferred credits — Derivatives" on Washington Gas' balance sheets; Derivative liabilities at December 31, 2019 include $4.1 million recorded in "Current liabilities — Derivatives " and $97.7 million recorded in " Deferred credits — Derivatives" on Washington Gas' balance sheets.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
Gains and (Losses) on Derivatives
The following tables present all gains and losses associated with derivative instruments for the three and nine months ended September 30, 2020 and 2019.

Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recorded to income-Utility cost of gas	$(0.3)	$(5.8)	$6.2	$(0.1)
Recorded to regulatory assets-Gas costs	(7.1)	(9.6)	9.8	4.8
Total	$(7.4)	$(15.4)	$16.0	$4.7

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
At September 30, 2020 and December 31, 2019, Washington Gas had $1.0 million and $5.2 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At September 30, 2020 and December 31, 2019, Washington Gas had $0.1 million and $0.1 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At September 30, 2020 and December 31, 2019, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on September 30, 2020 and December 31, 2019, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	September 30, 2020	December 31, 2019
Derivative liabilities with credit-risk-contingent features	$0.2	$0.4
Maximum potential collateral requirements	$0.2	$0.4
We do not enter into derivative contracts for speculative purposes.

Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At September 30, 2020, one counterparty represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $15.1 million.

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

Fair Value Under the Fair Value Hierarchy
(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At September 30, 2020
Financial assets
Fair value through net income
Cash equivalents (a)	$0.8	$0.8	$—	$—	$0.8
Rabbi trust investments (b)	28.0	28.0	—	—	28.0
Derivative asset - current	1.9	—	0.2	1.7	1.9
Derivative asset - deferred	3.7	—	—	3.7	3.7
Fair value through regulatory assets/liabilities
Derivative asset - current	2.8	—	0.4	2.4	2.8
Derivative asset - deferred	5.4	—	—	5.4	5.4
Amortized cost
Other long-term receivables (c)	1.3	—	1.3	—	1.3
Total Assets	$43.9	$28.8	$1.9	$13.2	$43.9
Financial Liabilities
Fair value through net income
Derivative liabilities - current	$(2.4)	$—	$(0.2)	$(2.2)	$(2.4)
Derivative liabilities - deferred	(22.8)	—	—	(22.8)	(22.8)
Fair value through regulatory assets/liabilities
Derivative liabilities - current	(7.2)	—	(0.4)	(6.8)	(7.2)
Derivative liabilities - deferred	(53.6)	—	—	(53.6)	(53.6)
Amortized cost
Commercial paper (d)	(270.0)	—	(270.0)	—	(270.0)
Unsecured notes (e)	(1,331.4)	—	(1,605.0)	—	(1,605.0)
Total Liabilities	$(1,687.4)	$—	$(1,875.6)	$(85.4)	$(1,961.0)

(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2019
Financial assets
Fair value through net income
Cash equivalents (a)	$11.0	$11.0	$—	$—	$11.0
Rabbi trust investments (b)	44.1	44.1	—	—	44.1
Derivative asset - current	2.6	—	0.1	2.5	2.6
Derivative asset - deferred	4.1	—	0.2	3.9	4.1
Fair value through regulatory assets/liabilities
Derivative asset - current	4.0	—	—	4.0	4.0

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
(b) Rabbi Trust investments are invested in money market funds. At September 30, 2020, carrying amount of $7.5 million and $20.5 million was included in "Current assets — Other" and "Deferred charges and other assets — Other" of the accompanying balance sheets, respectively; At December 31, 2019, carrying amount of $19.5 million and $24.6 million was included in "Current assets — Other" and "Deferred charges and other assets — Other", respectively.
(c) Amount represents a long-term receivable from one of our trading partners related to the Antero contract discussed in Note 11 — Commitments and Contingencies. The carrying amount represents the long-term receivable net of allowance for doubtful accounts.
(d)The balance at September 30, 2020 includes $170.0 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets. The balance at December 31, 2019 includes $299.5 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets.
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

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value	Valuation Techniques	Unobservable Inputs	Weighted Average (a)	Range
September 30, 2020	($72.2)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	($0.34)	($1.105)-$2.068
December 31, 2019	($84.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	n/a	($0.905)-$2.523
(a) ASU 2018-13 has been applied prospectively, beginning with the interim period ending March 31, 2020. The average level 3 price was weighted by transaction volume.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
Reconciliation of Level 3 Assets and Liabilities
The following table presents a reconciliation of changes in net fair value of Level 3 derivative instruments measured at fair value on a recurring basis.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$(65.8)	$(86.9)	$(84.8)	$(106.6)
Realized and unrealized gains (losses)
Recorded to income	(0.2)	(6.2)	5.2	(1.4)
Recorded to regulatory assets — Gas costs	(6.4)	(10.1)	9.0	4.3
Transfers into Level 3	—	(2.9)	—	(6.7)
Transfers out of Level 3	—	2.9	—	7.9
Settlements	0.2	(3.1)	(1.6)	(3.8)
Balance at end of period	$(72.2)	$(106.3)	$(72.2)	$(106.3)
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
The following table presents the unrealized gains (losses) attributable to Level 3 derivative instruments measured at fair value on a recurring basis.

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Recorded to income — Utility cost of gas	$0.2	$(5.9)	$8.6	$1.6
Recorded to regulatory assets — Gas costs	(4.4)	(10.2)	14.5	7.9
Total	$(4.2)	$(16.1)	$23.1	$9.5

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
NOTE 14. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs at the lower of cost or market, and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries at the higher of cost or market. Washington Gas records a payable of the total shared service costs allocated to all of WGL's subsidiaries in "Payable to associated companies" and a receivable of the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheets. Additionally, effective upon the approval by the SCC of Virginia in March 2020, Washington Gas began receiving certain corporate services from SEMCO Energy, Inc., (SEMCO), a subsidiary of AltaGas. Washington Gas records in "Payable to associated companies" on its balance sheets for the services provided by SEMCO. The expenses associated with services provided by AltaGas and SEMCO are recorded to “Operation and maintenance” on Washington Gas' statements of operations.
The net expenses of $5.3 million and $15.4 million were included in “Operation and maintenance” on the statements of operations for the three and nine months ended September 30, 2020, respectively, reflecting the corporate service cost allocated to Washington Gas.
The net expenses of $5.0 million and $12.5 million were included in “Operation and maintenance” on the statements of operations for the three and nine months ended September 30, 2019, respectively, reflecting the corporate service cost allocated to Washington Gas.
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
At September 30, 2020, Washington Gas recorded $51.8 million of contract assets in “Receivables” and a $51.8 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
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
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
Related Party Transactions with Hampshire
Hampshire Gas Company (Hampshire), a wholly owned subsidiary of WGL, owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in "Operation and maintenance" in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. A right-of-use (ROU) asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded expenses related to the cost of services provided by Hampshire in "Operation and maintenance " on Washington Gas' statements of operations of $2.3 million and $6.4 million for three and nine months ended September 30, 2020, and $1.5 million and $5.5 million for the three and nine months ended September 30, 2019, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in "Payable to associated companies" of Washington Gas' balance sheets.
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

Washington Gas - Gas Balancing Service Charges
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Gas balancing service charge	$2.7	$2.9	$12.4	$14.9
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded $0.2 million and $2.1 million payable to WGL Energy Services at September 30, 2020 and December 31, 2019, respectively, related to an imbalance in gas volumes. The payables were recorded in "Accounts payable and other accrued liabilities" on Washington Gas' balance sheets.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and separate program approved by the PSC of DC, whereby it purchases receivables from participating energy marketers at approved discount rates. WGL Energy Services is one of the energy marketers that participates in these POR programs whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheets. At September 30, 2020 and December 31, 2019, Washington Gas had balances of $2.9 million and $7.9 million, respectively, of purchased receivables from WGL Energy Services.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) (AOCI) by component for the reporting periods.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019 (c)	2020	2019 (c)
Beginning Balance	$6,266	$(6,547)	$4,576	$(7,106)
Amortization of prior service credit (a)(b)	(292)	(163)	(924)	(486)
Amortization of actuarial loss (a)(b)	427	442	1,432	1,346
Actuarial gain (loss) arising during the period (a)	1,286	—	3,196	1,250
Current-period other comprehensive income	1,421	279	3,704	2,110
Income tax expense related to pension and other post-retirement benefit plans retained in AOCI	366	(700)	959	572
Ending Balance	$7,321	$(5,568)	$7,321	$(5,568)
(a)The accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost.
(b) Amortization of prior service cost and amortization of actuarial gain (loss) represent the amounts reclassified out of AOCI to “Other income (expense)” of statements of operations for the reporting periods.
(c) In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets used in the determination of net periodic pension and other post-retirement benefit plan costs. We have retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required.. Refer to Note 1 — Accounting Policies for further discussion.

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

	Nine Months Ended September 30,
(In thousands)	2020	2019
CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables	$177,598	$174,986
(Receivables from) Payables to associated companies — net	8,754	6,402
Gas costs and other regulatory assets/liabilities — net	(82,387)	(8,253)
Storage gas	15,900	11,479
Prepaid taxes	4,097	(3,791)
Accounts payable and other accrued liabilities	(67,114)	(109,287)
Customer deposits and advance payments	(1,785)	(11,511)
Accrued taxes	4,500	6,830
Other current assets	20,226	5,077
Other current liabilities	4,163	(240)
Deferred gas costs — net	16,360	49,379
Deferred assets — other	(19,523)	11,807
Deferred liabilities — other	(14,929)	(26,879)
Pension and other post-retirement benefits	(12,152)	(11,427)
Changes in operating assets and liabilities	$53,708	$94,572
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded) — net	(2,880)	5,253
Interest paid	62,169	54,238
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of project debt financing activities — net	—	(15,460)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$52,643	$39,976

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows

(In thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$1,214	$1
Restricted cash included in Current assets-Other	7,507	4,225
Restricted cash included in Deferred charges and other assets-Other	20,519	43,945
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$29,240	$48,171

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
Restricted cash included in "Current assets — Other" and "Deferred charges and other assets — Other" on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds at the end of September 30, 2020 and 2019. Refer to Note 10 — Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

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
As a result of regulatory orders, we have temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities, and temporarily waived assessing and billing late payment fees. We resumed assessing late payment fees in Maryland in October 2020 following a regulatory order. The suspension of collection activities has caused our overall accounts receivable portfolio to age more than historical levels. However, we do not expect the increase in credit losses to have a significant impact on net income. The PSC of DC, PSC of MD, and SCC of VA each have issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental COVID-19 related costs, including incremental credit losses, which allows for assessment of recovery of those costs in future base rate cases. As of September 30, 2020, we have recorded $9.0 million of incremental COVID-19 related costs to regulatory assets across all three jurisdictions, primarily bad debt expense, and services and supplies. Additionally, we waived late payment fees of $1.6 million and $4.4 million for the three and nine months ended September 30, 2020, respectively.
No material impairments of our long-lived assets were recorded through the date of this report, as no triggering events or changes in circumstances had occurred.
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
Net loss was $36.6 million for the three months ended September 30, 2020 compared to net loss of $66.5 million for the three months ended September 30, 2019. The $29.9 million improvement in net loss was mainly from a higher net revenue driven by the impact of rate cases, accelerated pipe replacement programs and our asset optimization program, partially offset by a negative impact from the COVID-19 pandemic.
Net income was $76.5 million for the nine months ended September 30, 2020 compared to net income of $24.6 million for the nine months ended September 30, 2019. The $51.9 million increase in net income was mainly from an increase in net revenues driven by the impact of rate cases, accelerated pipe replacement programs and our asset optimization program, partially offset by negative impacts from warmer weather and the COVID-19 pandemic.
Our chief operating decision maker utilizes the non-GAAP measure, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as the primary measure of profit and loss in assessing the results of operations. We believe that our use of EBITDA enhances the ability to evaluate Washington Gas' performance because it excludes interest and income tax expense, which are affected by corporate-wide strategies of AltaGas such as capital financing. It also excludes depreciation and amortization which do not affect cash flows.
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income.
The following table reconciles EBITDA to net income for the three months and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Net income (loss)	$(36.6)	$(66.5)	$29.9	$76.5	$24.6	$51.9
Interest expense	16.1	15.6	0.5	49.0	45.1	3.9
Income tax expense (benefit)	(11.3)	(19.5)	8.2	15.5	4.3	11.2
Depreciation and amortization	36.3	34.4	1.9	108.5	106.6	1.9
EBITDA	$4.5	$(36.0)	$40.5	$249.5	$180.6	$68.9

The following table summarizes the Company’s financial data for the three months and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Revenues:
Operating revenues	$143.4	$122.3	$21.1	$856.3	$914.4	$(58.1)
Less: Cost of gas	20.8	33.4	(12.6)	221.3	331.3	(110.0)
Less: Revenue taxes	12.2	11.6	0.6	54.3	57.7	(3.4)
Total net revenues	110.4	77.3	33.1	580.7	525.4	55.3
Operation and maintenance	94.2	101.2	(7.0)	291.9	300.4	(8.5)
General taxes and other assessments	15.8	14.7	1.1	55.7	49.0	6.7
Other income (expenses)-net	4.1	2.6	1.5	16.4	4.6	11.8
EBITDA	$4.5	$(36.0)	$40.5	$249.5	$180.6	$68.9
Revenues
Operating revenues increased by $21.1 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 mainly driven by the impact of rate cases, accelerated pipe replacement programs and our asset optimization program, partially offset by a negative impact from the COVID-19 pandemic.
Operating revenues decreased by $58.1 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 mainly driven by the reduction in gas costs, effects of weather and consumption patterns and a negative impact from the COVID-19 pandemic, partially offset by the impact from rate cases.
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
The table above reconciles net revenues to operating revenues for the reporting periods as part of the reconciliation of operating revenues to EBITDA. Net revenues increased by $33.1 million and $55.3 million in the three months and nine months ended September 30, 2020 compared to the three months and nine months ended September 30, 2019. The following explains the main drivers noted above for the change in operating revenues, as well as the additional drivers for the increase in net revenues.
Impact of rate cases
The $24.0 million increase for the three months ended September 30, 2020 compared to the same period of the prior year included an increase of $3.1 million impact of new base rates in Maryland, effective October 2019, and a $20.9 million reduction to operating revenues in the third quarter of 2019 due to the Hearing Examiner's report regarding the Company’s Virginia rate case.
The $48.5 million increase for the nine months ended September 30, 2020 compared to the same prior year period included an increase of $20.1 million impact of new base rates in Maryland, a $20.9 million adjustment related to the Virginia rate case discussed above, and a $7.5 million increase due to a true-up recorded in the first quarter of 2020 to the Virginia rate refund liability after incorporating final commission approved rates.
Accelerated replacement programs
The $3.0 million and $8.8 million increase for the three months and nine months ended September 30, 2020 compared to the same periods of the prior year were due to approved accelerated replacement programs that were in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Asset optimization
$6.3 million and $11.4 million increase for the three months and nine months ended September 30, 2020 compared to the same periods prior year associated with our energy-related derivatives. Refer to Note 12-Derivatives for detail discussion.
Estimated effects of weather and consumption patterns
In the District of Columbia, where Washington Gas does not have a billing mechanism to offset the effects of weather on revenues, the comparatively warmer weather primarily caused the variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns and non-weather-related factors such as customer conservation.
Net revenue for the three months ended September 30, 2020 was negatively impacted by lower commercial usage in DC and VA due to COVID-19, resulting in a total decrease in net revenue of $2.0 million, compared to the same period 2019.
Weather was 14.7% and 10.5% warmer than normal for the nine months ended September 30, 2020 and 2019, respectively, with an additional negative impact from lower commercial usage in DC and VA due to COVID-19, driving lower net revenues of $11.9 million.
Operation and Maintenance Expenses
Operating and maintenance expenses decreased $7.0 million and $8.5 million for the three and nine months ended September 30, 2020 compared to the same periods prior year. The decreases were mainly driven by lower general operating expenses.
General taxes and other assessments
The increase in general taxes and other assessments between the three months and nine months ended September 30, 2020 and 2019 was associated with clean energy programs.
Other income (expense)
The increase in other income (expenses) between the three months and nine months ended September 30, 2020 and 2019 was $1.5 million and $11.8 million due to lower pension costs, including the impact from the change in accounting principle. Refer to Note 1— Accounting Policies for further discussion.
Income Taxes
The effective income tax rate for the three months ended September 30, 2020 was 23.6% compared to 22.7% for the same period prior year.
The effective income tax rate for the nine months ended September 30, 2020 was 16.8% compared to 14.8% for the same period prior year. The change relates to amortization of excess deferred taxes.

Statistical Information
Key gas volumes, weather and meter statistics are shown in the table below for the three and nine months ended September 30, 2020 and 2019.

Gas Volumes, Weather and Meter Statistics
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Base Gas Volumes (millions of therms)
Firm	113.3	114.1	(0.8)	859.7	954.9	(95.2)
Interruptible	45.7	40.8	4.9	176.3	189.3	(13.0)
Other	47.5	33.7	13.8	76.7	74.7	2.0
Total gas volumes	206.5	188.6	17.9	1,112.7	1,218.9	(106.2)
Degree Days
Actual	30	—	30	2,111	2,205	(94)
Normal	16	16	—	2,475	2,463	12
Percent colder (warmer) than normal	87.5%	(100.0)%	n/a	(14.7)%	(10.5)%	n/a
Average active customer meters	1,203,000	1,190,000	13,000	1,200,000	1,189,000	11,000
Ending active customer meters	1,203,954	1,188,909	15,045	1,203,954	1,188,909	15,045
New customer meters added	3,372	3,000	372	9,185	8,290	895

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
Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At September 30, 2020, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
During the first and third quarter of 2020, Washington Gas received a $125.0 million and $50.0 million cash capital contribution from Wrangler SPE, respectively. The proceeds are used to support the Company's construction program, to repay its short-term debt and for other corporate purposes.
As of September 30, 2020, we believe that our cash flows from operations and sources of funding will provide sufficient liquidity to satisfy our financial obligations. However, as the impact of the COVID-19 pandemic on the economy and operations evolves, we will continue to assess our liquidity needs, the ability to access capital markets for commercial paper or long-term debt financing, and potential impacts due to the ability of our customers to pay for services. Should the Company’s cash flow be materially impacted owing to virus-driven circumstances, the Company may find itself without adequate cash flow to fund its operations, and we may need additional liquidity.
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

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Washington Gas classifies certain commercial paper balances as "Long-term debt" on the balance sheets based on its ability and intent to refinance these balances on a long-term basis. At September 30, 2020 and December 31, 2019, $100.0 million of our commercial paper balance was classified as long term debt on Washington Gas' balance sheets, respectively. Bank credit balances available to Washington Gas under the existing credit facility, net of commercial paper balances, were $180.0 million and $50.0 million at September 30, 2020 and December 31, 2019, respectively.
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
(a) Fitch affirmed Washington Gas' long-term debt ratings outlook as stable in April 2020.
(b)On January 30, 2020, Moody's downgraded Washington Gas' senior unsecured debt credit rating from A2 to A3, and its commercial paper rating from P-1 to P-2, and adjusted its long-term debt rating outlook from negative to stable.
(c) On December 11, 2019, Standard & Poor raised Washington Gas' senior unsecured debt credit rating from BBB+ to A- and adjusted its outlook from negative to stable. Its commercial paper rating remained A-2.
Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas' revolving credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). At September 30, 2020 and December 31, 2019, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 48% and 52%, respectively. In addition, Washington Gas is required to inform lenders of changes that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to obligations becoming immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions, that would declare Washington Gas in default on its credit facility if it were to default on certain of its other indebtedness. At September 30, 2020 and December 31, 2019, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
Historical Cash Flows
Cash Flows Provided by Operating Activities
Washington Gas' cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. Cash flows provided by operating activities were $262.7 million for the nine months ended September 30, 2020, compared to $254.1 million for the nine months ended September 30, 2019. The increase was mainly driven by decreased cash collateral posted with counterparties associated with our derivative asset and liabilities.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $29.5 million for the nine months ended September 30, 2020, compared to $41.5 million provided by financing activities for the nine months ended September 30, 2019. The nine months ended September 30, 2020 financing activities included $175.0 million capital contributions from our parent company, compared to $298.5 million cash proceeds from issuance of long-term debt in 2019. There are additional net repayments of short term borrowings and dividend payments in both periods.
Cash Flows Used in Investing Activities
Cash flows used in investing activities totaled $265.1 million and $318.9 million for the nine months ended September 30, 2020 and 2019, respectively, which consisted of capital expenditures made by Washington Gas.
Accelerated Pipe Replacement Programs (APRPs)
APRPs are in place in all three of our jurisdictions with an associated surcharge mechanism to recover the cost, including a return, on those capital investments between base rate cases. The following table summarizes the current status of our accelerated pipe replacement programs in three of our jurisdictions.

Jurisdiction	Estimated Cost	Expenditure to Date (a)	Status	Expected in-service date
District of Columbia	Estimated $374 million over the period from January 2021 to December 2025, plus additional expenditures in subsequent periods.	$nil
Washington Gas has submitted an application for the second phase of PROJECTpipes to the PSC of DC. In the interim, in March 2020, the PSC of DC approved an additional extension of the first phase of the plan for the six month period from April 1, 2020 to September 30, 2020 for an amount not to exceed $12.5 million. On August 11, 2020, the PSC of DC suspended the procedural schedule and on September 10, 2020, the first phase of PROJECTpipes was extended for an additional three month to December 2020, or until a decision is rendered in this case, for an amount not to exceed approximately $6 million. Total program expenditures may not exceed approximately $141 million. A decision is expected by the end of the year.
Individual assets are placed into service throughout the program.
Maryland	Estimated $350 million over the five-year period from January 2019 to December 2023, plus additional expenditures in subsequent periods.	$102 million	The second phase of the accelerated utility pipe replacement programs in Maryland (STRIDE 2.0) began in January 2019.	Individual assets are placed into service throughout the program.
Virginia	Estimated $500 million over the five-year period from January 2018 to December 2022, including cost of removal, plus additional expenditures in subsequent periods.	$242 million	The second phase of the accelerated pipe replacement programs in Virginia (SAVE 2.0) began in January 2018.	Individual assets are placed into service throughout the program.
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
There were no other significant changes to contractual obligations that are out of the normal course of business during the nine months ended September 30, 2020.

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
COVID-19 has created widespread challenges in the job market that have resulted in increased unemployment rates, which could impact the ability of the Company’s customers to pay for services. To assist the communities it serves, Washington Gas has temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities and temporarily waived assessing and billing late payment fees. We resumed assessing late payment fees in Maryland in October 2020.

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
District of Columbia Jurisdiction
PROJECTpipes 2 Plan. On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of the PROJECTpipes 2 Plan, the second phase of Washington Gas' APRP, to cover the period from October 1, 2019 through December 31, 2024. The PROJECTpipes 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding new features to enhance the safety of Washington Gas’ system, with an estimated total cost of $305.3 million. In its supplemental direct case, the Company revised its plan and estimated expenditures of $374.0 million over the next five years. In September 2019, the PSC of DC issued an order extending the original PROJECTpipes an additional six months through March 31, 2020, in an amount not to exceed $12.5 million. On March 26, 2020, the PSC of DC approved an additional extension of the plan, through September 30, 2020, for an amount not to exceed $12.5 million. The PSC of DC further extended the program through December 30, 2020 or until a decision is rendered in this case, for an amount not to exceed $6.25 million. On April 23, 2020, the PSC of DC established a procedural schedule for the case. After determining that there are no material issues of fact in dispute, the PSC of DC decided that there will be no evidentiary hearings. Under the revised procedural schedule, briefs were filed on October 23, 2020. A decision is expected by the end of the year.
District of Columbia 2020 Rate Case. On January 13, 2020, Washington Gas filed an application for authority to increase charges for gas service in the District of Columbia. The requested rates are designed to collect approximately $35.2 million in total annual revenues. Of the requested revenue increase, $9.1 million represents costs currently collected through the PROJECTpipes surcharge; therefore, the incremental amount of the base rate increase is approximately $26.1 million. A procedural schedule was established with hearings scheduled for November 2020. The Company expects new rates to be implemented in the late first quarter or early second quarter of 2021.
Maryland Jurisdiction
Maryland 2020 Rate Case. On August 28, 2020, the company filed a rate increase application in Maryland. The requested rates are designed to collect approximately $28.4 million in total annual revenues requesting a 10.45% rate of return on equity. Of the requested revenue increase, $5.8 million represents costs currently collected through the STRIDE surcharge; therefore, the incremental amount of the base rate increase is approximately $22.6 million. On August 31, 2020 the PSC of MD docketed the application and assigned the case to the Public Utility Law Judge (PULJ) division. On September 28, 2020 the PULJ division held a prehearing conference and established a procedural schedule which anticipates a final decision on or about March 26, 2021. The Company expects new rates to be implemented in late March of 2021.
Maryland Show-Cause Order. Following the NTSB hearing that examined the August 10, 2016, explosion and fire at an apartment complex in Silver Spring, Maryland, on September 5, 2019, the PSC of MD ordered the Company to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. The Company filed a response and rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. An evidentiary hearing on the Show-Cause Order was conducted on September 24 – 25, 2020. The Commission will receive initial briefs on October 28 and November 13, 2020. See Item 1 - Legal Proceedings and Note 11 - Commitments and Contingencies of the Notes to Financial Statements for additional information.
COVID-19 Related Orders
District of Columbia. On March 16, 2020, the Council of the District of Columbia (DC Council) passed legislation prohibiting the disconnection of electric and gas services for non-payment of fees during a public health emergency. The Mayor of the District of Columbia’s public health emergency declaration and all related orders have been further extended to December 31, 2020, and the prohibition on disconnection is effective for 15 days following the end of the public health emergency. On April 15, 2020, the PSC of DC issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental costs related to COVID-19 that were prudently incurred beginning March 11, 2020.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maryland. On March 16, 2020, the Governor of MD issued an Executive Order which ordered regulated utilities to cease disconnections and billing of late fees for residential customers through May 1, 2020, which was subsequently amended to extend the order through August 31, 2020. On September 22, 2020, the PSC of MD took an action that had the effect of extending the moratorium on service disconnections through November 15, 2020. Due to the winter moratorium on disconnections (November 1 to March 31), this has the effect of delaying residential terminations until April 1, 2021. On April 9, 2020, the PSC of MD issued an order and authorized each utility company to establish a regulatory asset to record the effects of incremental collection and other costs related to COVID-19 prudently incurred beginning on March 16, 2020. On August 27 and 28, 2020 the PSC of MD held Public Conference (PC) 53 to review the impact of the Executive Order on utilities and the service they provide. On August 31, 2020 the PSC of MD issued an order directing that (1) Utilities may not engage in service terminations and or charge late fees until October 1, 2020 and any notices of termination for residential accounts sent before October 1, 2020 are invalid; (2) a Public Service Company must give notice at least 45 days before terminating service on a residential account; (3) structured payment plans offered by Public Service Companies to residential customers in arrears or unable to pay must allow a minimum of 12 months to repay, with that period extending to 24 months for customers certified as low income; (4) prohibited any Public Service Company from collecting or requiring down payments or deposits as a condition of beginning a payment plan by any residential customer; and (5) prohibited any Public Service Company from refusing to negotiate or denying a payment plan to a residential customer receiving service because the customer failed to meet the terms and conditions of an alternate payment plan during the past 18 months. On September 4, 2020 the PSC of MD issued a second notice in PC 53 requesting filings by Maryland’s investor-owned utilities proposing arrearage forgiveness and/or arrearage management programs. As requested by the PSC of MD, investor-owned utilities in Maryland filed a joint proposed Arrearage Management Program (AMP) plan on October 7, 2020, to be followed by a legislative-style hearing on November 9 - 10, 2020.
Virginia. On March 16, 2020, the SCC of VA issued an order which prohibited disconnections of electricity, gas, water and sewer utility services during the coronavirus public health emergency, and established certain consumer protection measures. While the SCC of VA order was extended, the disconnection order, but not the consumer protections expired on October 5, 2020. However, following the expiration of the disconnection order, the Virginia General assembly, on October 16, 2020, approved legislation that would extend the disconnection prohibition for residential customers for non-payment of bills or fees until the Governor determines the prohibition does not need to remain in place or until at least 60 days after the state of emergency declared March 12, 2020 expires, whichever is sooner. The legislation also codified the consumer protection plans, requiring utilities to offer customers in arrears fee-free repayment plans without deposit or eligibility requirements. Though not yet effective at the time of publication of this Form 10-Q, the legislation is expected to take effect following the Assembly’s consideration of any gubernatorial amendments in November. On April 29, 2020, the SCC of VA issued an order approving a request from Washington Gas and other Virginia utilities to create a regulatory asset to record incremental prudently incurred costs and suspended late payment fees attributable to the COVID-19 pandemic. The October 16, 2020 legislation approved by the general assembly established certain reporting requirements for utilities to report bad debt information and provides utilities with certain exemptions from such requirements based on utilities’ particular facts and circumstances.

Critical Accounting Policies
For a description of our critical accounting policies, refer to Management's Discussion and Analysis within our Form 10-K for the year ended December 31, 2019. We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. Refer to Note 2 — Credit Losses for the accounting policy related to credit losses. In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets used in the determination of net periodic pension and other post-retirement benefit plan costs. Refer to Note 1— Accounting Policies for further discussion. There were no other new critical accounting policies or changes during the nine months ended September 30, 2020.

Washington Gas Light Company
Part I-Financial Information
Item 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Washington Gas meets the conditions set forth in General Instruction H(1) of Form 10-Q and has omitted the information called for by this Item pursuant to General Instruction H(2) of Form 10-Q.

Washington Gas Light Company
Part I-Financial Information
Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Senior management, including the President and the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the President and the Senior Vice President, Chief Financial Officer and Treasurer have concluded that Washington Gas’ disclosure controls and procedures were effective as of September 30, 2020. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas, including no changes resulting from COVID-19.

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
The Company timely responded to the PSC of MD’s Show-Cause Order, providing a detailed response to the NTSB’s probable cause findings, providing evidence regarding the status of its 2003 mercury regulator replacement program and demonstrating cause why the PSC of MD should not impose a civil penalty on the Company. Following the Company’s response, certain intervenors filed written comments and a public hearing was held on the matter, with some intervenors and members of the public advocating for penalties against the Company. The Company filed its rejoinder comments and the Show-Cause Order is working its way through the regulatory proceeding process with the PSC of MD. An evidentiary hearing was conducted on September 24-25, 2020. Initial briefs were filed on October 28, 2020 and reply briefs will be filed on November 13, 2020.

Washington Gas Light Company
Part II-Other Information
Item 1A. Risk Factors
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
We have identified the following as potential direct or indirect impacts to our business and operations from the pandemic:
•key employees and personnel: Although the Company has been designated an essential service provider and its essential employees and operations are exempt from government mandated closures and stay-at-home orders, our ability to keep essential operating personnel in place may be challenged as a result of COVID-19 outbreaks or quarantines. Employees who either contract or are exposed to the virus must isolate themselves from others, and combined with the health consequences of the virus, could be limited in their ability to perform key activities. Should there be a widespread inability of our workforce, or that of our contractors, to perform their duties, this would have an adverse impact on our ability to continue normal operations. In addition, unavailability of personnel could impact the Company’s ability to expand its business by decreasing construction activities and slowing the pace of the Company’s accelerated pipeline replacement programs. Also, we may face allegations of liability to the extent that we are unable to effectively protect our workforce against the transmission of the virus;
•return to work: As Washington Gas reintegrates its personnel back into the workplace in response to the lifting of government stay-at-home orders, it may incur additional costs to adapt the workplace to meet applicable health and safety requirements. Shortages in PPE may require the corporation to revise or delay such reintegration plans. To the extent that it is unable to effectively protect its workforce against the transmission of the virus, Washington Gas may face allegations of liability. Additionally, the Company must maintain flexibility in the event of new stay-at-home orders that could occur in the event infection rates increase.
•adverse impacts on cash flows: COVID-19 could impact gas demand through business closures or other impacts. Additionally, widespread challenges to various businesses and to the job market as a result of the virus have resulted in increased business closures and unemployment rates, which could impact the ability of the Company’s customers to pay for services. Each jurisdiction in which Washington Gas serves issued mandates prohibiting suspension and/or collection activities for nonpayment of customer accounts, all of which remain in place to varying degrees. Should the Company’s cash flow be materially impacted owing to virus-driven circumstances, the Company may find itself without adequate cash flow to fund its operations;
•counterparty and supplier risk: There is increased exposure that certain of our contract counterparties and suppliers could fail to meet their obligations to us. Such increased non-performance by a significant counterparty or supplier could adversely affect our operations and financial results.
•privacy and cybersecurity: There has been an observed increase in volume and sophistication of targeted cyberattacks since the declaration of the global pandemic. Further, pandemic-adjusted operations, such as work from home arrangements and remote access to the company’s systems, may pose heightened risk of cybersecurity and privacy breaches.
•access to capital: The uncertainty in the global financial markets could make capital increasingly hard to access.
•IT infrastructure: Pandemic-adjusted operations, such as work from home arrangements, have put additional stress on the company’s IT infrastructure as a result of remote access demands and online meetings. A failure of such infrastructure could severely limit the ability of the company to conduct ordinary operations.
These risks may adversely impact the Company’s ability to carry out its business plans for 2020. Washington Gas is closely monitoring developments related to COVID-19, including the existing and potential impact on global and local economies in the jurisdictions where we operate.

Washington Gas Light Company
Part II-Other Information
Item 1A. Risk Factors (continued)

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

Washington Gas Light Company
Part II-Other Information

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part II-Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/Exhibit	Description

(a)(3)	Exhibits

Exhibits Filed Herewith:

18	Preferability Letter of Independent Registered Public Accounting Firm

31.1	Certification of Donald M. Jenkins, President of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Donald M. Jenkins, the President, and Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GAS LIGHT COMPANY
(Registrant)

/s/ Douglas I. Bonawitz
Douglas I. Bonawitz
Senior Vice President, Chief Financial Officer and Treasurer
(signing on behalf of the Registrant and as
Principal Accounting Officer of the Registrant)
Date: November 6, 2020