Form 10-K
period 2020-12-31
WASHINGTON GAS LIGHT CO
filed 2021-03-01
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
Title of class
Common stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [☐]  No [☑]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [☐]  No [☑]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [☑]  No [☐]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☑	Smaller Reporting Company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [☐]  No [☑]
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2020.
As of January 31, 2021, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding. All of the outstanding shares of common stock are held by Wrangler SPE LLC, an indirect wholly owned subsidiary of AltaGas Ltd.

REDUCED DISCLOSURE FORMAT

Washington Gas Light Company, an indirect wholly owned subsidiary of AltaGas Ltd., meets the requirements set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Washington Gas Light Company
Form 10-K
For the Fiscal Year Ended December 31, 2020

(i)

Washington Gas Light Company
Part I

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
•concerns involving climate change and the movement for carbon neutral energy sources;
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
•acts of nature and catastrophic events, including terrorist acts;

Washington Gas Light Company
Part I

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
•compliance with Section 404(a) of Sarbanes-Oxley Act; and
•changes in accounting principles and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.
All such factors are difficult to predict accurately and are generally beyond the direct control of the registrant. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrant’s business as described in this annual report on Form 10-K.

Washington Gas Light Company
Part I

GLOSSARY OF KEY TERMS AND DEFINITIONS

Accelerated Pipe Replacement Programs (APRPs): Programs focused on replacement activities, targeting specific piping materials, installed years and/or locations which are undertaken on an expedited basis in an effort to improve safety, system reliability and to reduce potential greenhouse gas (GHG) emissions. See below for APRPs relating to various jurisdictions (PROJECTpipes for the District of Columbia (DC), SAVE for Virginia (VA), and STRIDE for Maryland (MD)).
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
AltaGas Ltd. (AltaGas): AltaGas is a Canadian corporation that became the parent company of WGL Holdings, Inc. upon consummation of the Merger Agreement on July 6, 2018.
AltaGas Services (U.S.) Inc. (ASUS): ASUS is a wholly owned subsidiary of AltaGas. It is the parent company of certain AltaGas' U.S. subsidiaries, including Washington Gas and WGL.
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
Competitive Service Provider (CSP): Unregulated companies that sell natural gas and electricity directly to retail customers. WGL Energy Services, an affiliate of Washington Gas, is a CSP. Also referred to as Third-party Marketer.
Conservation and Ratemaking Efficiency (CARE Plan): Provides for the CRA as well as cost effective conservation and energy efficient programs.
COVID-19: A novel coronavirus disease that has caused a global pandemic.
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

Washington Gas Light Company
Part I

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
Merger Agreement: A reference to the agreement, consummated July 6, 2018, governing the merger of WGL into an indirect, wholly owned AltaGas subsidiary, with WGL surviving as an indirect wholly owned subsidiary of AltaGas (the Merger).
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
PSC of MD: The Maryland Public Service Commission, a five-member board that regulates Washington Gas’ distribution operations in Maryland.
Purchase of Receivables (POR): A program in Maryland and the District of Columbia, whereby Washington Gas purchases receivables from participating CSPs at approved discount rates.
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
Therm: A natural gas unit of measurement that includes a standard measure for heating value. We report our natural gas sales and deliveries in therms. A therm of gas contains 100,000 British thermal units (BTUs) of heat, or the energy equivalent of burning approximately 100 cubic feet of natural gas under normal conditions. Ten million therms equal approximately one billion cubic feet of natural gas. A dekatherm is 10 therms and is abbreviated Dth.
Third-party Marketer: See definition under Competitive Service Provider (CSP).

Washington Gas Light Company
Part I

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
Washington Gas is an indirect, wholly owned subsidiary of, among other entities, AltaGas and WGL. Wrangler SPE LLC (Wrangler), a bankruptcy remote, special purpose entity, directly owns the common stock of Washington Gas. Wrangler was formed for the purpose of “ring fencing” Washington Gas, that is removing Washington Gas from the bankruptcy estate of AltaGas and its affiliates in the event that any parent or affiliate entity becomes the subject of bankruptcy or insolvency proceedings. Wrangler is the wholly owned subsidiary of WGL and AltaGas.
Products and Services
Washington Gas is a regulated public utility company that sells and delivers natural gas to customers in accordance with tariffs approved by regulatory commissions in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia. At December 31, 2020, Washington Gas’ service area had a population estimated at 5.9 million and included approximately 2.1 million households and commercial structures. Washington Gas operations are such that the loss of any one customer or group of customers would not have a significant adverse effect on its business.
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
Seasonality of Business Operations
Washington Gas’ business is weather-sensitive and seasonal because the majority of its business is derived from residential and small commercial customers who use natural gas for space heating. Excluding deliveries for electric generation, 73% and 77% of the total therms delivered in Washington Gas’ service area occurred during its first and fourth quarters for calendar years 2020 and 2019, respectively. Washington Gas’ earnings are typically generated during these two quarters, and Washington Gas typically incurs net losses in the second and third quarters. The seasonal nature of the business creates large variations in short-term cash requirements, primarily due to the season-to-season fluctuations in the level of customer accounts receivable, unbilled revenues and storage gas inventories. Washington Gas finances these seasonal requirements primarily through the sale of commercial paper backed by a revolving credit facility. For information on our management of weather risk, refer to the section entitled “Weather Risk” in Management’s Discussion and Analysis. For information about management of cash requirements, refer to the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis.
Natural gas supply requirements for the utility are also affected by changes in the non-weather related natural gas consumption patterns of our customers. Natural gas usage per customer may decline as customers change their consumption patterns for various reasons, including: (i) more volatile and higher natural gas prices; (ii) customer upgrades to more energy efficient appliances and building structures, (iii) the impacts of the COVID-19 pandemic; and (iv) a decline in the economy in the region in which we operate.

Washington Gas Light Company
Part I
Item 1. Business (continued)
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
Washington Gas obtains natural gas supplies that originate from multiple regions throughout the United States. At December 31, 2020, Washington Gas had multiple service agreements with five pipeline companies that provides firm transportation and/or storage services directly to Washington Gas’ city gates. These contracts have expiration dates ranging from calendar years 2021 to 2044. Additionally, Washington Gas has contracted with various interstate pipeline and storage companies to add to its storage and transportation capacity and continues to monitor other opportunities to acquire or participate in additional pipeline and storage capacity to support customer growth and improve or maintain the high level of service expected by its customer base. Energy-marketing companies that sell natural gas to customers located within Washington Gas’ service territory are responsible for acquiring natural gas for their customers; however, Washington Gas allocates certain storage and pipeline capacity related to these customers in accordance with regulatory requirements.
Natural Gas Unbundling
Customer choice programs for natural gas customers are available to all of Washington Gas’ regulated utility customers. These programs allow customers to purchase their natural gas from unregulated third-party marketers, rather than purchasing this commodity as part of a bundled service from the local utility. When customers choose to purchase the natural gas commodity from unregulated retail marketers, Washington Gas’ net income is not affected because Washington Gas charges its customers the cost of gas without any mark-up. When customers select an unregulated third-party marketer as their gas supplier, Washington Gas continues to charge these customers to deliver natural gas through its distribution system at rates identical to the delivery portion of the bundled sales service customers. Of Washington Gas’ 1.2 million active customers at December 31, 2020, approximately 178,000 customers purchased their natural gas commodity from unregulated third-party marketers.
Asset Optimization Contracts
Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, futures and option contracts for periods when these resources are not being used to physically serve utility customers.
Washington Gas, under its asset optimization program, makes use of storage and transportation capacity resources when those assets are not required to serve utility customers. The objective of this program is to derive a profit to be shared with its utility customers. Washington Gas executes commodity-related physical and financial contracts in the form of forwards, futures and options as part of an asset optimization program that is managed by its internal staff. These transactions are accounted for as derivatives. Sharing mechanisms are approved by our regulators in all three jurisdictions, accordingly, any changes in fair value of the derivatives are recorded either through earnings for margins that are retained by Washington Gas or as regulatory assets or liabilities for realized gains and losses that will be included in the rates charged to customers.
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
Washington Gas has accelerated pipe and infrastructure replacement programs in place in the District of Columbia, Maryland, and Virginia. These are long-term programs subject to both changing conditions and regulatory review and approval. Washington Gas is accelerating pipe and infrastructure replacement to further enhance the safety and reliability of the natural gas delivery system. Washington Gas is allowed to begin recovering the cost, including a return, for these investments immediately through approved surcharges for each accelerated pipe or infrastructure replacement program. Once new base rates are put into effect in a given jurisdiction, expenditures previously recovered through the surcharge will be collected through the new base rates.
Competition
The Natural Gas Delivery Function
The natural gas delivery function is regulated by local and state regulatory commissions. To support this function, Washington Gas has approximately $4.6 billion of invested assets at December 31, 2020, to serve customers through safe and reliable distribution system assets. Because of the high fixed costs and significant safety and environmental considerations associated with building, operating and maintaining a natural gas distribution system, Washington Gas expects to continue being the sole owner and operator in its current franchise areas for the foreseeable future. The nature of Washington Gas’ customer base and the distance of most customers from interstate pipelines mitigate the threat of bypassing its facilities by other potential delivery service providers.
Competition with Other Energy Products
Washington Gas faces competition based on customers’ preference for other energy products and the prices of those products compared to natural gas. In the residential market, which generates a significant portion of Washington Gas’ net income, the most significant product competition occurs between natural gas and electricity. Because the cost of electricity is affected by the method used to generate electricity, such as natural gas or renewable energy sources, Washington Gas generally maintains a price advantage over competitive electricity supply in its service area for traditional residential uses of energy such as heating, water heating and cooking. In 2020, Washington Gas added 11,685 residential customers and 795 commercial, interruptible and group metered apartments. In the interruptible market, fuel oil is the prevalent energy alternative to natural gas. Washington Gas’ success in this market depends largely on the relationship between natural gas and oil prices. The supply of natural gas primarily is derived from domestic sources, and the relationship between supply and demand generally has the greatest impact on natural gas prices. Since the source of a large portion of oil comes from foreign countries, political events and foreign currency conversion rates can influence oil supplies and prices to domestic consumers.
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

Washington Gas Light Company
Part I
Item 1. Business (continued)
Human Capital
At December 31, 2020, we had 1,539 employees. Our employees are critical to our success and are the reason we continue to execute at a high level. We believe our continued focus on making employee engagement a top priority will help us provide high quality services to our customers and communities. To facilitate talent attraction and retention, we strive to make Washington Gas a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by market-competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.
Health, Safety and Wellness. We are committed to the health, safety and wellness of our employees. We provide our employees and their families with flexible and convenient health and wellness programs, including health and life insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care and mental health resources. Washington Gas maintains a culture that is heavily focused on workplace safety, particularly for our field employees engaged in utility operations and construction.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home and implementing additional safety measures for employees continuing critical on-site work.
Compensation and Benefits. We provide market-competitive compensation programs to facilitate retention of personnel. In addition to salaries, these programs include incentive compensation and retirement benefits.
Talent Development. We value ongoing development and continuous learning and we strive to support and provide learning opportunities to all Washington Gas employees and contractors. To ensure safe and reliable delivery of natural gas to our customers, we develop and deliver classroom and hands-on training programs to support our employees and contractors performing work for Washington Gas. These training programs include Qualification schools, Development programs for crew leaders and service technicians, CPR, Emergency response, etc. We have an internal learning management system that offers a fully indexed catalog of training opportunities to all Washington Gas employees and provide support for external training opportunities including Educational assistance program and tuition assistance.
Diversity and Inclusion. We strive to provide an inclusive and diverse environment for all of our employees. We believe that by recognizing and valuing our employees’ similarities, as well as their differences, we make our shared goals possible. We seek to foster an environment in which all employees are treated with dignity and respect, have the opportunity to contribute to meaningful work, and perform that work in an inclusive environment free from discrimination, harassment, and retaliation. We believe this commitment helps us attract and retain a skilled, diverse workforce.
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

The COVID-19 global health pandemic poses challenges to the health and safety of the Company’s personnel and the strength of communities it serves. These challenges could negatively impact the Company’s cash flows and results of operations.
As the COVID-19 pandemic continues to unfold, governments in the jurisdictions in which Washington Gas operates have maintained measures designed to contain the outbreak, including business closures and restrictions, travel restrictions and border closings, quarantines and restrictions on gatherings and events. The magnitude, outcome and duration of the pandemic remain uncertain. As a result, it is not currently possible to accurately quantify the total potential impact of the pandemic on Washington Gas’ operations or financial results.
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
•return to work: As Washington Gas reintegrates its personnel back into the workplace in response to the lifting of government stay-at-home orders, it may incur additional costs to adapt the workplace to meet applicable health and safety requirements. Shortages in PPE, occurrence of additional waves for the virus, or delays in the availability or rollout of vaccines may require the corporation to revise or delay such reintegration plans. To the extent that it is unable to effectively protect its workforce against the transmission of the virus, Washington Gas may face allegations of liability. Additionally, the Company must maintain flexibility in the event of new stay-at-home orders that could occur in the event infection rates increase.
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
These risks may adversely impact the Company’s ability to carry out its business plans. Washington Gas is closely monitoring developments related to COVID-19, including the existing and potential impact on global and local economies in the jurisdictions where we operate.

Washington Gas Light Company
Part I
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

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

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

Washington Gas’ business processes are increasingly reliant upon information systems and automation provided by infrastructure, technologies, and data. A failure of these information systems could lead to the impairment of business processes, and there is a risk of cascading failure of information systems leading to the impairment of multiple business processes. Security breaches of our information technology infrastructure, including cyberattacks and cyberterrorism, or other failures of our information technology or operational technology infrastructure could lead to disruptions of our natural gas distribution operations and otherwise adversely impact our ability to safely and effectively operate our pipelines and serve our customers. Such security breaches of our information technology infrastructure could adversely affect our business reputation, diminish customer confidence, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability and adversely affect our operations and financial results. Despite steps Washington Gas may take to detect, deter, mitigate, and respond to potential security threats, the techniques used by those who wish to obtain unauthorized access, disable or sabotage systems, or steal confidential information and data change frequently and there is no guarantee that the Company will be successful in protecting against cyberattacks. If any of Washington Gas' systems are damaged, fail to function properly or otherwise become unavailable, Washington Gas may incur substantial costs to repair or replace them. To the extent that the occurrence of any of these cyberattacks is not fully insured, it could adversely affect Washington Gas’ financial condition and results of operations.

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

Washington Gas relies on third parties and managed service providers for various services. If these third parties undergo cyber attacks, the services they provide Washington Gas could be disrupted. This disruption could interfere with Washington Gas’ ability to conduct its business, which in turn could negatively affect Washington Gas’ financial condition and reputation. Additionally, the theft, damage, or improper disclosure of sensitive data held by these third parties may subject Washington Gas to adverse consequences.

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

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

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

Regulatory and legislative responses to climate change have been mixed, and the politics of the matter has created much uncertainty about how governing bodies will respond, which could impact long-term corporate planning around climate change issues owing to the shifting landscape. We believe existing laws and regulations will continue to evolve and may require expenditures. Failure to comply with these laws and regulations may expose Washington Gas to fines, penalties and operational interruptions that could adversely affect its financial results. Moreover, new environmental requirements, revisions and reinterpretations of existing environmental requirements and changes in environmental enforcement policies and practices may stretch Washington Gas’ operational resources and adversely affect its financial results.

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

Additional risks include securing regulatory and policy support for changes in the Company’s business operations and pricing model that allow recovery of associated costs and offer returns sufficient to attract and maintain capital. Erosion of investor confidence in fossil fuel-based companies is leading some to divest from the sector completely. Maintaining investor confidence and attracting capital will be dependent on successfully demonstrating our ability to reduce emissions associated with the use of our products, and the failure to do so may materially and adversely affect our business, reputation, and financial results.

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

As an indirect, wholly owned subsidiary of AltaGas, Washington Gas is dependent on AltaGas for certain services under a services agreement. Loss of such services, if any, could have a material impact on Washington Gas’ business, financial condition, results of operations and cash flows.

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

As an indirect, wholly owned subsidiary of AltaGas, Washington Gas is affected by AltaGas' strategic decisions and performance.

As an indirect, wholly owned subsidiary of AltaGas, Washington Gas’ business, operations, and financial performance (including its ability to access capital, receive equity, and ability to spend capital) can be affected by a wide range of strategic decisions that AltaGas may make from time to time. Significant changes in AltaGas’ strategy, its relationship with Washington Gas, as well as material adverse changes in the performance of AltaGas, could have a material adverse effect on Washington Gas’ business, financial condition, operating results and prospects.

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

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

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

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

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

Washington Gas depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the company depends in part upon its ability to attract retain key management personnel and other employees, including its highly skilled operational employees. In addition, Washington Gas relies on its field employees and contractors to perform maintenance, construction and other operational activities to maintain and enhance its distribution system. These activities require specific skills and experience to meet internal and external standards and procedures and there is no guarantee that the Company will be able to recruit and train such personnel. Certain events, such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or the unavailability of contract resources may lead to operating challenges and increased costs. If we are unable to attract, train, and retain, and appropriately qualified workforce our operations could be negatively affected.

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

Washington Gas Light Company
Part I
Item 1A. Risk Factors (continued)

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

The Company’s internal control over financial reporting are required to be in compliance with the requirements of Section 404(a) of Sarbanes-Oxley, and the related rules of the Securities Exchange Commission and the Public Company Accounting Oversight Board. Washington Gas’ failure to satisfy the requirements of Section 404(a) on an ongoing basis, or any failure of its internal controls could adversely affect investor confidence, cause reputational damage, and expose the Company to monetary penalties. Any such effects of non-compliance could have an adverse effect on Washington Gas’ results of operations, financial conditions and cash flows.

Washington Gas Light Company
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Washington Gas Light Company
Part I

ITEM 2. PROPERTIES

At December 31, 2020, Washington Gas provided services in various areas of the District of Columbia, Maryland and Virginia, and held certificates of convenience and necessity, licenses and permits necessary to maintain and operate its properties and businesses.
At December 31, 2020, Washington Gas had approximately 593 miles of transmission mains, 13,409 miles of distribution mains and 13,148 miles of distribution services.
Washington Gas owns approximately 20 acres of land and two buildings at 6801 and 6803 Industrial Road in Springfield, Virginia. The Springfield site houses both operating and certain administrative functions of the utility. Washington Gas also holds title to land and buildings used for operational functions, such as substations and gate stations throughout its service territory in the District of Columbia, Maryland and Virginia.
Washington Gas also has peak shaving facilities in Springfield, Virginia (Ravensworth Plant) and Rockville, Maryland (Rockville Plant).

Washington Gas Light Company
Part I

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

Washington Gas Light Company
Part I

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

Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) analyzes the financial condition, results of operations and cash flows of Washington Gas. This discussion follows the format permitted in accordance with General Instruction I(2) of Form 10-K, in light of Washington Gas’ status as a wholly owned subsidiary of AltaGas as permitted under General Instruction I(1) of Form 10-K. It includes management’s narrative analysis of results of operations and reasons for material changes. This narrative discusses past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “Washington Gas,” “we,” “us,” “our” or the "Company" refers to Washington Gas Light Company.
Management’s Discussion and Analysis is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the company’s financial statements and the Notes to Financial Statements.
Executive Overview
Washington Gas has one operating segment that engages in its core business of delivering and selling natural gas under tariffs approved by regulatory commissions in the District of Columbia, Maryland and Virginia. Net income was $131.9 million for calendar year 2020 compared to $97.1 million for calendar year 2019. The increase in net income was mainly from an increase in net revenues driven by the impact of rate cases, accelerated pipe replacement programs, our asset optimization program, and change of accounting principle relate to pension cost, partially offset by negative impacts from warmer weather and the COVID-19 pandemic.
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
As a result of regulatory orders, we temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities and temporarily waived assessing and billing late payment fees. While the suspension of disconnections has been lifted in Maryland for non-residential customers in the fourth quarter of 2020, the suspension in District of Columbia and Virginia continues. We resumed assessing late payment fees in Maryland in October 2020 following a regulatory order.
The suspension of collection activities has caused our overall accounts receivable portfolio to age more than historical levels for 2020. However, we do not expect the increase in credit losses to have a significant impact on net income. The PSC of DC, PSC of MD, and SCC of VA each have issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the prudently incurred incremental COVID-19 related costs, including incremental credit losses, which allows for assessment of recovery of those costs in future base rate cases. As of December 31, 2020, we have recorded $7.9 million of incremental COVID-19 related costs to regulatory assets across all jurisdictions, comprised of bad debt expense and supplies. Additionally, we waived late payment fees of $5.7 million for the year ended December 31, 2020.
In December 2020, Washington Gas received $7.7 million of Coronavirus Relief Funds from SCC of VA to provide direct assistance to Virginia customers with balances over 30 days in arrears, to the extent the customers meet the qualification requirements. The amount was recorded as "Gas costs due to customer" on Washington Gas' balance sheets at December 31, 2020. We considered the benefits under government COVID-19 relief programs into the credit losses evaluations.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Unfavorable economic conditions due to COVID-19 have reduced demand for natural gas. Compared to prior period, the lower commercial and residential usage, waived late fees, and lower service initiation fees have resulted in a decrease to net revenue. As the number of COVID-19 cases has climbed during the winter months, Washington Gas expects lower commercial usage due to COVID-19 that could negatively impact our financial results in 2021. However, due to significant uncertainty related to the pandemic and its economic impact, management's judgment and estimates regarding the situation could change in the future, and current expected outcomes and actual results may differ.
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
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income. The following table provides a reconciliation of EBITDA to net income.

	Calendar Years Ended December 31,			Increase (Decrease)
(In millions)	2020	2019	2018 (unaudited)	2020 vs. 2019	2019 vs. 2018
Net income	$131.9	$97.1	$(34.6)	$34.8	$131.7
Interest expense	65.4	62.6	59.2	2.8	3.4
Income tax expense	32.8	18.1	(42.6)	14.7	60.7
Depreciation and amortization	145.6	142.6	136.4	3.0	6.2
EBITDA	$375.7	$320.4	$118.4	$55.3	$202.0
The following table summarizes the Company’s financial information for the calendar years ended December 31, 2020, 2019 and 2018.

	Calendar Years Ended December 31,			Increase (Decrease)
(In millions)	2020	2019	2018 (unaudited)	2020 vs. 2019	2019 vs. 2018
Net revenues:
Operating revenues	$1,234.3	$1,330.7	$1,272.7	$(96.4)	$58.0
Less: Cost of gas	328.2	461.6	438.9	(133.4)	22.7
Less: Revenue taxes	77.5	81.8	82.7	(4.3)	(0.9)
Total net revenues	828.6	787.3	751.1	41.3	36.2
Operation and maintenance	399.5	405.0	564.5	(5.5)	(159.5)
General taxes and other assessments	75.1	67.8	64.0	7.3	3.8
Other income (expenses)-net	21.7	5.9	(4.2)	15.8	10.1
EBITDA	$375.7	$320.4	$118.4	$55.3	$202.0
Revenues
Operating revenues decreased by $96.4 million in calendar year 2020 compared to calendar year 2019 mainly driven by the reduction in gas costs, effects of weather and consumption patterns and a negative impact on customer usage from the COVID-19 pandemic, partially offset by the impact from rate cases and accelerated replacement programs.
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
The table above reconciles net revenues to operating revenues for the reporting periods as part of the reconciliation of operating revenues to EBITDA. Net revenues increased by $41.3 million in calendar year 2020 compared to calendar year 2019. The following explains the main drivers noted above for the decrease in operating revenues, as well as the additional drivers for the increase in net revenues.
Impact of rate cases
The $44.5 million increase included an increase of $20.1 million owing to new base rates in Maryland, effective October 2019, and an increase of $24.4 million related to the Virginia rate case. The change for the Virginia rate case included a $16.9 million adjustment to reduce operating revenue in 2019 following the SCC final orders and Hearing Examiner's report for Virginia 2018 rate case, and a $7.5 million true-up to increase operating revenue recorded in the first quarter of 2020 to the Virginia rate refund liability after incorporating final SCC-approved rates.
APRPs
The $13.4 million increase was due to the accelerated pipe replacement programs approved by regulatory authorities in each of the Company's operating jurisdictions that were in place with an associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Asset optimization
The $5.8 million increase was associated with our energy-related derivatives. Refer to Note 14-Derivatives for detail discussion.
Estimated effects of weather and consumption patterns
In the District of Columbia, where Washington Gas does not have a billing mechanism to offset the effects of weather on revenues, the comparatively warmer weather caused a negative variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns and non-weather related factors such as customer conservation.
Weather was 15.4% and 7.9% warmer than normal for calendar years 2020 and 2019, respectively, driving lower net revenue of approximately $8.3 million.
COVID-19
The COVID -19 pandemic has caused lower commercial usage in District of Columbia and Virginia, lower residential usage in District of Columbia, and lower service initiation fees, with the waived late payment fees, driving lower net revenues of approximately $16.0 million in 2020.
Operation and Maintenance Expenses
Operating and maintenance expenses decreased $5.5 million for calendar year 2020 compared to calendar year 2019. The decrease was mainly driven by lower general operating expenses.
General taxes and other assessments
The increase in general taxes and other assessments was associated with clean energy programs.
Other income (expense)
The $15.8 million increase in other income (expense) was due to lower pension costs, including the impact from the change in accounting principle. Refer to Note 1— Accounting Policies for further discussion.
Income Taxes
The effective income tax rate for calendar year 2020 was 19.9% compared to 15.7% for calendar year 2019. The change in the effective income tax rate is primarily due to the amortization of excess deferred taxes. Refer to Note 9 — Income Taxes of the Notes to Financial Statements for details.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Statistical Information
Key gas delivery, weather and meter statistics are shown in the table below for the calendar years ended December 31, 2020, 2019 and 2018.

Gas Deliveries, Weather and Meter Statistics
	Calendar Years Ended December 31,			Increase (decrease)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Gas Sales and Deliveries (millions of therms)
Firm	1,267.8	1,410.0	1,461.6	(142.2)	(51.6)
Interruptible	244.9	259.4	245.5	(14.5)	13.9
Other	96.7	103.8	210.2	(7.1)	(106.4)
Total deliveries	1,609.4	1,773.2	1,917.3	(163.8)	(144.1)
Degree Days
Actual	3,269	3,552	3,820	(283)	(268)
Normal	3,866	3,855	3,917	11	(62)
Percent colder (warmer) than normal	(15.4)%	(7.9)%	(2.5)%	n/a	n/a
Average active customer meters	1,201,000	1,189,000	1,177,000	12,000	12,000
Ending active customer meters	1,205,529	1,192,462	1,184,830	13,067	7,632
New customer meters added	12,480	11,898	11,975	582	(77)
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
During the calendar year 2020, the comparison in natural gas deliveries to firm customers reflects 15.4% warmer than normal weather when measured by HDDs, compared to 7.9% warmer than normal weather for calendar year 2019. We also had an increase in average active customer meters of approximately 12,000 during calendar year 2020, when compared to calendar year 2019. In addition to the weather, lower deliveries in 2020 were partially attributable to the COVID-19 pandemic.
Many customers choose to buy the natural gas commodity from unregulated third-party marketers, rather than purchase the natural gas commodity and delivery service from Washington Gas on a bundled basis. This does not affect Washington Gas' net income because Washington Gas charges its customers the cost of gas without any mark-up. Of Washington Gas’ 1.2 million active customers at December 31, 2020, approximately 178,000 customers purchased their natural gas commodity from unregulated third-party marketers.
Gas Service to Interruptible Customers
Washington Gas must curtail or interrupt service to this class of customer when the demand by firm customers exceeds specified levels. Therm deliveries to interruptible customers decreased by 14.5 million therms during calendar year 2020 compared to calendar year 2019 primarily due to decreased demand in 2020 attributable to the COVID-19 pandemic.
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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Cost of Gas
Washington Gas’ cost of natural gas purchased includes fixed costs for system capacity needed to transport and store natural gas and variable costs for natural gas. Variations in the utility’s cost of gas expense result from changes in gas sales volumes, the price of the gas purchased and the level of gas costs collected through the operation of firm gas cost recovery mechanisms. Under these regulated recovery mechanisms, Washington Gas records cost of gas expense in revenues equal to the cost of gas recovered from customers. The difference between the firm gas costs incurred and the gas costs recovered from customers is deferred on the balance sheet as an amount to be collected from or refunded to customers in future periods. Therefore, increases or decreases in the cost of gas associated with sales made to firm customers have no direct effect on Washington Gas’ net revenues and net income. Changes in the cost of gas can cause significant variations in Washington Gas’ cash provided by or used in operating activities. Washington Gas receives from or pays to its customers in the District of Columbia and Virginia, carrying costs associated with under-collected or over-collected gas costs recovered from its customers using short-term interest rates. Additionally, included in “Utility cost of gas” for Washington Gas are the net margins associated with our asset optimization program. To the extent these amounts are shared with customers, they are a reduction to the cost of gas invoiced to customers. Refer to the section entitled “Market Risk” for a further discussion of Washington Gas’ optimization program.
The average commodity cost of gas invoiced to Washington Gas (excluding the cost and related volumes applicable to asset optimization) were $0.19, $0.28, $0.37, and $0.30 per therm for the calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and the fiscal year ended September 30, 2018, respectively.
Liquidity and Capital Resources
General Factors Affecting Liquidity
Washington Gas generally meets its liquidity and capital needs through cash on hand, retained earnings, the issuance of commercial paper and long-term debt, and equity contributions from its parent companies. Access to short-term debt markets provides funding to our short-term liquidity requirements, the most significant of which include buying natural gas and pipeline capacity, and financing both accounts receivable and storage gas inventory. We have accessed long-term capital markets primarily to fund capital expenditures and retire matured long-term debt. Under the Merger commitments agreed to by AltaGas and Washington Gas, including other rules imposed by regulatory commissions or laws in Washington Gas’ service territory, the Company is prohibited to make advances or issue loans to an affiliate or parent holding company without prior regulatory commission approval.
Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At December 31, 2020, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.
As of December 31, 2020, we believe that our cash flows from operations and sources of funding will provide sufficient liquidity to satisfy our operating activities, capital expenditures, financial obligations, and the effects of COVID-19. Depending on the duration and severity of economic impacts caused by the pandemic, we will continue to assess our liquidity needs, the ability to access capital markets for commercial paper or long-term debt financing, and potential impacts due to the ability of our customers to pay for services.
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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Washington Gas classifies certain commercial paper balances as "Long-term debt" on the balance sheets based on its ability and intent to refinance these balances on a long-term basis. At both December 31, 2020 and 2019, $100.0 million of our commercial paper balance was classified as long term debt on Washington Gas' balance sheets. Bank credit balances available to Washington Gas under the existing credit facility, net of commercial paper balances, were $165.0 million and $50.0 million at December 31, 2020 and 2019, respectively.
Long-Term Cash Requirements and Related Financing
The primary drivers of our long-term cash requirements are capital expenditures and long-term debt maturities. Our capital expenditures primarily relate to adding new utility customers and system supply and maintaining the safety and reliability of Washington Gas’ distribution system.
During the year ended December 31, 2020, Washington Gas received a total amount of $225.0 million equity contribution from Wrangler. On December 10, 2020, Washington Gas issued medium-term notes with an aggregate principal amount of $100 million and 3.65% fixed interest rate that are due in September 2049. The proceeds are used by the Company primarily for general corporate purposes, including the retirement of short-term debt, capital expenditures, acquisition of property and working capital.
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
(b) On January 30, 2020, Moody's downgraded Washington Gas' senior unsecured debt credit rating from A2 to A3, and its commercial paper rating from P-1 to P-2, and adjusted its long-term debt rating outlook from negative to stable.
(c) On December 11, 2019, Standard & Poor raised Washington Gas' senior unsecured debt credit rating from BBB+ to A- and adjusted its outlook from negative to stable. Its commercial paper rating remained A-2.
Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas' revolving credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). At December 31, 2020 and 2019, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 48% and 52%, respectively. In addition, Washington Gas is required to inform lenders of changes that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to obligations becoming immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions, that would declare Washington Gas in default on its credit facility if it were to default on certain of its other indebtedness. At December 31, 2020 and 2019, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
Historical Cash Flows
The following table summarizes Washington Gas' net cash provided by (used in) operating, investing and financing activities for calendar years ended December 31, 2020, 2019 and 2018.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

	Calendar Years Ended December 31,			Increase (decrease)
(In millions)	2020	2019	2018 (Unaudited)	2020 vs. 2019	2019 vs. 2018
Cash provided by (used in):
Operating activities	$224.8	$203.3	$56.3	$21.5	$147.0
Financing activities	$125.8	$219.4	$448.8	$(93.6)	$(229.4)
Investing activities	$(389.8)	$(433.0)	$(440.3)	$43.2	$7.3
Cash Flows Provided by Operating Activities
Washington Gas' cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. Cash flows provided by operating activities were $224.8 million for the calendar year 2020, compared to $203.3 million for the calendar year 2019. The increase was mainly from increased cash flows from account payable and other accrued liabilities driven by decreased cost of gas purchased, deceased income tax payments, and Coronavirus Relief Funds received from SCC of VA in 2020. The increase was partially offset by refunds of regulatory liabilities related to the Virginia rate case in 2020.
Cash Flows Provided by Financing Activities
Net cash flows provided by financing activities was $125.8 million in the calendar year 2020 compared to $219.4 million in 2019. The $125.8 million of cash flows from financing activities in 2020 was mainly driven by $225.0 million in capital contributions from our parent company, $116.6 million in proceeds from the issuance of medium-term notes in December 2020, offset by a $114.5 million net repayment of commercial paper borrowings, and $100.0 million in dividend payments. The $219.4 million of cash flows from financing activities in 2019 was mainly driven by $298.5 million in proceeds from the issuance of medium-term notes in September 2019, $103.5 million in net proceeds from commercial paper borrowings, offset by a $50.0 million long-term debt repayment and $100.7 million in dividend payments. Additionally, we paid $28.7 million to redeem three outstanding series of preferred stock in December 2019.
Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $389.8 million and $433.0 million for the calendar years ended December 31, 2020 and 2019, respectively, which primarily consists of capital expenditures.
The following table depicts our actual capital expenditures for calendar years ended December 31, 2020, 2019, and 2018. Our capital outlays include expenditures to extend service to new areas, and to ensure safe, reliable and improved service for our customers.

Capital Expenditures
(In millions)	Calendar Years Ended December 31,
	2020	2019	2018
New business(a)	$96.9	$135.1	$149.3
Replacements:
Accelerated Replacement Programs(b)	167.8	167.1	124.3
Other	97.9	87.8	92.9
Other utility	27.2	43.0	77.0
Total (c)	$389.8	$433.0	$443.5
(a) Includes certain projects that support the existing distribution system.
(b)Represents capital expenditures (excluding cost of removal) approved under our Accelerated Pipeline Replacement Programs in all jurisdictions. Refer to the section entitled "Accelerated Pipeline Replacement Programs" below for a further discussion.
(c)Excludes Allowance for Funds Used During Construction and cost of removal.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

APRPs. APRPs are in place in all three of our jurisdictions with an associated surcharge mechanism to recover the cost, including a return, on those capital investments between base rate cases. The following table summarizes the current status of our accelerated pipe replacement programs in three of our jurisdictions.

Jurisdiction	Estimated Cost	Expenditure to Date (a)	Status	Expected in-service date
District of Columbia	Estimated $150 million over the period from January 2021 to December 2023.	$nil
Washington Gas has submitted an application for the second phase of PROJECTpipes to the PSC of DC. A decision on the second phase of PROJECTpipes was issued on December 11, 2020, continuing the PROJECTpipes surcharge and approving a three-year accelerated pipe replacement plan with a $150.0 million total spending cap.
Individual assets are placed into service throughout the program.
Maryland	Estimated $350 million over the five-year period from January 2019 to December 2023, plus additional expenditures in subsequent periods.	$125.0 million	The second phase of the accelerated utility pipe replacement programs in Maryland (STRIDE 2.0) began in January 2019.	Individual assets are placed into service throughout the program.
Virginia	Estimated $500 million over the five-year period from January 2018 to December 2022, including cost of removal, plus additional expenditures in subsequent periods.	$275.1 million	The second phase of the accelerated pipe replacement programs in Virginia (SAVE 2.0) began in January 2018.	Individual assets are placed into service throughout the program.
(a) The utility accelerated replacement programs are long-term projects with multiple phases for which expenditures are approved by the regulators and typically managed in multi-year increments. Expenditures to date only include amounts for the current programs described above, and exclude any expenditures made under prior increments of the programs. Actual regulatory filings may differ from reported amounts.

Refer to "Rates and Regulatory Matters" for a further discussion on rate case decisions during the periods including the transfer of costs from surcharge to base rate recovery.
Contractual Obligations
Washington Gas has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include long-term debt, unconditional purchase obligations for pipeline capacity, transportation and storage services, certain natural gas commodity commitments and our commitments related to the business process outsourcing program. In addition, Washington Gas made certain commitments related to the Merger with AltaGas.
The total contractual obligations and commitments for Washington Gas at December 31, 2020 for future calendar years are shown below.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Estimated Contractual Obligations and Commitments(g)
	Years Ended December 31,
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Pipeline and storage contracts(a)	$259.4	$254.0	$244.6	$212.7	$197.2	$641.2	$1,809.1
Long-term debt(b)	—	—	20.0	100.0	40.5	1,385.5	1,546.0
Interest expense(c)	64.5	64.5	63.4	63.2	62.3	993.8	1,311.7
Gas purchase commitments(d)	349.7	359.9	318.1	323.4	328.9	1,645.4	3,325.4
Operating leases	5.8	5.7	5.8	5.9	5.4	41.2	69.8
Finance leases	0.1	0.1	0.1	0.1	0.1	—	0.5
Business process outsourcing(e)	15.8	7.4	3.2	3.2	2.6	0.4	32.6
Environmental(f)	5.4	2.6	0.8	0.6	0.7	0.2	10.3
Merger commitments(g)	4.1	1.5	1.5	1.2	1.2	2.4	11.9
Total	$704.8	$695.7	$657.5	$710.3	$638.9	$4,710.1	$8,117.3
(a)Represents minimum payments for natural gas transportation, storage and peaking contracts.
(b)Represents scheduled repayment of principal.
(c)Represents the scheduled interest payments associated with long-term debt.
(d)Includes known and reasonably likely commitments to purchase fixed volumes of natural gas. Cost estimates are based on forward market prices at December 31, 2020. Certain of our gas purchase agreements have optionality, which may cause increases in these commitments.
(e) Represents fixed costs to service providers related to various contracts for business process outsourcing.
(f) Includes committed payments related to certain environmental response costs.
(g)Represents the estimated future payments of Merger commitments that has been accrued but not paid. Refer to Note 13 — Commitments and Contingencies for further discussion on the Merger commitments.
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
Off-Balance Sheet Arrangements
Washington Gas did not have any material off-balance sheet arrangements as of December 31, 2020 or subsequent to, or upon the filing of our financial statements in our annual reports as defined under SEC rules.
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

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table provides information on our credit exposure, net of collateral, to wholesale counterparties as of December 31, 2020.

Credit Exposure to Wholesale Counterparties (In millions)
Rating(a)	Exposure Before Credit Collateral(b)	Offsetting Credit Collateral Held(c)	Net Exposure	Number of Counterparties Greater Than 10%(d)	Net Exposure of Counterparties Greater Than 10%
Investment Grade	$35.3	$4.0	$31.3	1	$17.4
Non-Investment Grade	2.4	—	2.4	—	—
No External Ratings	3.5	0.8	2.7	—	—
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
COVID-19 has created widespread challenges in the job market that have resulted in increased unemployment rates, which could impact the ability of the Company’s customers to pay for services. To assist the communities it serves, Washington Gas temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities and temporarily waived assessing and billing late payment fees. While the suspension of disconnections has been lifted in Maryland for non-residential customers in the fourth quarter of 2020, the suspension in District of Columbia and Virginia continues. We have provided payment assistance programs to help customers deal with the impact of COVID-19. Following regulatory orders, Washington Gas established a regulatory asset to capture and track the prudently incurred incremental COVID-19 related costs, including incremental credit losses, which allows for assessment of recovery of those costs in future base rate cases. In December 2020, Washington Gas received $7.7 million of Coronavirus Relief Funds from SCC of VA to provide direct assistance to Virginia customers with balances over 30 days in arrears, to the extent the customers meet the qualification requirements. We continue to monitor the credit risk with the utility customers. We expect to reinstate our common credit mitigation practices upon expiration of the state specific moratoriums. Refer to "Executive Overview" and Note 2 — Credit Losses for further discussions on COVID-19 impact.
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
The following two tables summarize the changes in the fair value of our net assets (liabilities) associated with the energy-related derivatives and their impact on the financial statements for the calendar year ended December 31, 2020.

Changes in Fair Value of Energy-Related Derivatives
(In millions)
Net assets (liabilities) at January 1, 2020	$(91.0)
Net fair value of contracts entered into during the period	(1.7)
Other changes in net fair value	7.5
Realized net settlement of derivatives	4.2
Net assets (liabilities) at December 31, 2020	$(81.0)

The Effects of Derivative Instruments on the Financial Statements
(In millions)
Net assets (liabilities) at January 1, 2020	$(91.0)
Recorded to income	5.5
Recorded to regulatory assets	0.3
Realized net settlement of derivatives	4.2
Net assets (liabilities) at December 31, 2020	$(81.0)
The maturity dates in calendar years of our net assets (liabilities) associated with the energy-related derivatives recorded at fair value at December 31, 2020, is summarized in the following table based on the level of the fair value calculation under Accounting Standards Codification (ASC) Topic 820.

Maturity of Net Assets (Liabilities) Associated with our Energy-Related Derivatives
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Level 2 — Significant other observable inputs	(0.3)	(0.7)	—	—	—	—	(1.0)
Level 3 — Significant unobservable inputs	(3.4)	0.9	0.2	0.5	(0.7)	(77.5)	(80.0)
Total net assets (liabilities) associated with our energy-related derivatives	$(3.7)	$0.2	$0.2	$0.5	$(0.7)	$(77.5)	$(81.0)
Refer to Note 14 — Derivatives and Note 15 — Fair Value Measurements of the Notes to Financial Statements for a further discussion of our derivative activities and fair value measurements.
Weather Risk
The Company is exposed to various forms of weather risk due to seasonal operations, with a significant portion of its revenues derived from the delivery of natural gas to residential and commercial heating customers during the winter heating season. Weather conditions directly influence the volume of natural gas delivered by Washington Gas. Weather patterns tend to be more volatile during “shoulder” months within our calendar year. "Shoulder" months are those months in which Washington Gas is going into or coming out of the winter heating season. During the shoulder months within quarters ending June 30 (particularly in April and May) and December 31 (particularly in October and November), customer heating usage may not highly correlate with historical levels or with the level of heating degree days that occur, particularly when weather patterns experienced are not consistently cold or warm.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Washington Gas does not have a weather-related instrument or billing adjustment mechanism in the District of Columbia and as a result, its revenues are volume driven and current rates are based upon an assumption of normal weather. Without weather protection strategies, variations from normal weather will cause our earnings to increase or decrease depending on the weather pattern.
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
Interest-Rate Risk
We are exposed to interest-rate risk associated with our short-term and long-term financing. Washington Gas has previously utilized derivative instruments to reduce its exposure to the risk of interest-rate volatility, with resulting gains and losses typically being recovered through each jurisdiction’s overall allowed rate of return.
At December 31, 2020 and 2019, Washington Gas had outstanding commercial paper of $285.0 million and $399.5 million, respectively. The carrying amount of commercial paper approximates their fair value. At December 31, 2020, a change of 100 basis points in the underlying average interest rate for our commercial paper would have caused a change in interest expense of approximately $2.3 million.
At December 31, 2020 and 2019, Washington Gas had outstanding fixed-rate MTNs and other long-term debt of $1,446.9 million and $1,330.9 million, respectively, excluding current maturities and commercial paper. At December 31, 2020, the fair value of Washington Gas’ fixed-rate debt was $1,779.8 million. Our sensitivity analysis indicates that fair value would increase by approximately $72.0 million or decrease by approximately $67.9 million if interest rates were to decline or increase by 10%, respectively, from current market levels. In general, such an increase or decrease in fair value would impact earnings and cash flows only if Washington Gas were to reacquire some or all of these instruments in the open market prior to their maturity.
At December 31, 2020, a total of $1,302.5 million, or approximately 90.1% of the face amount of Washington Gas’ outstanding long-term debt, excluding current maturities and commercial paper, have make-whole call options which would require us to pay a premium over the face amount if we were to exercise them.
Rates and Regulatory Matters
Washington Gas makes its requests to modify existing rates based on its determination of the level of net investment in plant and equipment, operating expenses, and a level of return on invested capital that is just and reasonable.

Summary of Major Rate Increase Applications and Results
Jurisdiction	Application Filed	Effective Date	Test Year 12 Months Ended	Increase in Annual Revenues (Millions)				Allowed Rate of Return
				Requested		Granted		Overall	Equity
District of Columbia	1/13/2020		12/31/2019	$35.2	14.70%			7.56%(a)	10.4%(a)
District of Columbia	2/26/2016	3/24/2017	9/30/2015	$17.3	7.60%	$8.5	3.70%	7.57%	9.25%
Maryland	8/28/2020		3/31/2020	$28.4	7.80%			7.73%(a)	10.45%(a)
Maryland	4/22/2019	10/15/2019	3/31/2019	$35.9	6.64%	$27.0	4.10%	7.42%	9.70%
Maryland	5/15/2018	12/11/2018	3/31/2018	$56.3	10.96%	$28.6	5.69%	7.30%	9.70%
Virginia	7/31/2018	1/2/2019	12/31/2017	$37.6	7.94%	$13.2	2.60%	7.22%	9.20%
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
District of Columbia Jurisdiction
PROJECTpipes 2 Plan. On December 7, 2018, Washington Gas filed a request with the PSC of DC for approval of the PROJECTpipes 2 Plan, the second phase of Washington Gas' APRP, to cover the period from October 1, 2019 through December 31, 2024. The PROJECTpipes 2 Plan seeks to address relatively higher risk pipe associated with an aging infrastructure by replacing pipe materials and components, as well as adding new features to enhance the safety of Washington Gas’ system, with an estimated total cost of $305.3 million. In its supplemental direct case, the Company revised its plan and estimated expenditures of $374.0 million over the next five years. From September 2019 to December 2020, the PSC of DC issued multiples orders extending the original PROJECTpipes an additional fifteen months through December 30, 2020, for a total amount not to exceed $31.25 million. On December 11, 2020, the PSC of DC issued a decision on the second phase of PROJECTpipes, continuing the PROJECTpipes surcharge and approving a three-year accelerated pipe replacement plan with a $150.0 million total spending cap from January 2021 to December 2023.
District of Columbia 2020 Rate Case. On January 13, 2020, Washington Gas filed an application for authority to increase charges for gas service in the District of Columbia. The requested rates are designed to collect approximately $35.2 million in total annual revenues requesting a 10.4% rate of return on equity. Of the requested revenue increase, $9.1 million represents costs currently collected through the PROJECTpipes surcharge; therefore, the incremental amount of the base rate increase is approximately $26.1 million. A procedural schedule was established with hearings scheduled for November 2020. On December 8, 2020, Washington Gas filed, for PSC of DC approval, a non-unanimous settlement agreement to resolve all issues in the case. The settling parties agreed to a $19.5 million increase in base rates including PROJECTpipes surcharges previously collected as a rider and return on equity of 9.25%. The settling parties agree that this settlement is limited to resolving PROJECTpipes costs that are completed and in service, as of the date of the Company’s filed rebuttal testimony (i.e., September 14, 2020). The Company’s rebuttal testimony included an amount of up to $99.5 million of PROJECTpipes plant in service being transferred to base rates. This settlement does not set any precedent with respect to any future requests for PROJECTpipes cost recovery. Washington Gas agrees it will not file for a distribution rate increase or request any new rate or tariff mechanisms that have a related customer rate increase in the District of Columbia before August 31, 2021. The PSC of DC held a public interest hearing on January 27, 2021 to address the settlement agreement. The public comments were due on February 8. On February 24, 2021, the PSC of DC approved the $19.5 million increase in base rates recommended in the settlement agreement. The new rates will become effective on April 1, 2021.
Maryland Jurisdiction
Maryland 2020 Rate Case. On August 28, 2020, Washington Gas filed a rate increase application in Maryland. The requested rates are designed to collect approximately $28.4 million in total annual revenues requesting a 10.45% rate of return on equity. Of the requested revenue increase, $5.8 million represents costs currently collected through the STRIDE surcharge; therefore, the incremental amount of the base rate increase is approximately $22.6 million. On August 31, 2020 the PSC of MD docketed the application and assigned the case to the Public Utility Law Judge (PULJ) division. On September 28, 2020 the PULJ division held a prehearing conference and established a procedural schedule which anticipates a final decision on or about March 26, 2021. On December 8, 2020, the Company updated its requested rates to collect approximately $26.8 million, $5.4 million represents costs currently collected through the STRIDE surcharge; therefore, the incremental amount of the base rate increase is approximately $21.4 million. On February 12, 2021, the PULJ issued a proposed order in the case and an ERRATA filing correcting of the proposed order on February 19, 2021. The proposed order, as corrected, authorizes Washington Gas to increase its Maryland natural gas distribution rates by $13.0 million (including $5.0 million for the STRIDE surcharge), reflecting a return of equity of 9.70%. Appeals are due on February 26, 2021, with an order following. The Company expects new rates to be implemented in late March of 2021.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Maryland Show-Cause Order. Following the National Transportation and Safety Board (NTSB) hearing that examined the August 10, 2016, explosion and fire at an apartment complex in Silver Spring, Maryland, on September 5, 2019, the PSC of MD ordered the Company to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. Following several hearings throughout the course of 2019 and 2020, on December 18, 2020, the PSC of MD found that the Company failed to file annual reports informing the PSC of MD of the status of the Company’s program and imposed a $750,000 penalty on the Company for reporting violations. The PSC of MD ruled that the NTSB probable cause finding constituted hearsay and could not be admitted into the record of the case and did not undertake its own inquiry into the source of the explosion. The PSC of MD did not make any safety-related findings in the case but did find that the Company made an enforceable regulatory commitment to replace all mercury regulators. The Company paid the $750,000 penalty in January 2021 and management believes that there is no additional liability as a result of the ruling from the PSC of MD. In its December 18, 2020 order, the PSC of MD also found that Washington Gas' proposed implementation plan to replace all remaining mercury regulators within five years of completing a mercury regulator survey adequately addresses the need to replace all remaining mercury regulators in Maryland, and is in the public interest. The costs of the proposed implementation program are not yet known, and the recovery of these costs must be deferred until a future rate case.
COVID-19 Related Orders
District of Columbia. On March 16, 2020, the Council of the District of Columbia (DC Council) passed legislation prohibiting the disconnection of electric and gas services for non-payment of fees during a public health emergency. The Mayor of the District of Columbia’s public health emergency declaration and all related orders have been further extended to March 31, 2021, and the prohibition on disconnection is effective for 15 days following the end of the public health emergency. On April 15, 2020, the PSC of DC issued an order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental costs related to COVID-19 that were prudently incurred beginning March 11, 2020.
Maryland. On March 16, 2020, the Governor of MD issued an executive order directing regulated utilities to cease disconnections and billing of late fees for residential customers through May 1, 2020, which was subsequently amended to extend the order through August 31, 2020. On September 22, 2020, the PSC of MD took an action that had the effect of extending the moratorium on service disconnections through November 15, 2020. Due to the winter moratorium on disconnections (November 1 to March 31), this has the effect of delaying residential terminations until April 1, 2021. On April 9, 2020, the PSC of MD issued an order and authorized each utility company to establish a regulatory asset to record the effects of incremental collection and other costs related to COVID-19 prudently incurred beginning on March 16, 2020.
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
On September 4, 2020 the PSC of MD issued a second notice in PC 53 requesting filings by Maryland’s investor-owned utilities proposing arrearage forgiveness and/or arrearage management programs. As requested by the PSC of MD, investor-owned utilities in Maryland filed a joint proposed Arrearage Management Program (AMP) plan on October 7, 2020, followed by a legislative-style hearing on November 9 - 10, 2020. The PSC of MD has issued an order rejecting the AMP.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Virginia. On March 16, 2020, the SCC of VA issued an order which prohibited disconnections of electricity, gas, water and sewer utility services during the coronavirus public health emergency and established certain consumer protection measures. While the SCC of VA order was extended, the disconnection order, but not the consumer protections expired on October 5, 2020. However, following the expiration of the disconnection order, the Virginia General assembly, on October 16, 2020, approved legislation that would extend the disconnection prohibition for residential customers for non-payment of bills or fees until the Governor determines the prohibition does not need to remain in place or until at least 60 days after the state of emergency declared on March 12, 2020 ends, whichever is sooner. The legislation also codified the consumer protection plans, requiring utilities to offer customers in arrears fee-free repayment plans without deposit or eligibility requirements. The legislation took effect following the Assembly’s consideration of any gubernatorial amendments in November 2020. On April 29, 2020, the SCC of VA issued an order approving a request from Washington Gas and other Virginia utilities to create a regulatory asset to record incremental prudently incurred costs and suspended late payment fees attributable to the COVID-19 pandemic. The October 16, 2020 legislation approved by the general assembly established certain reporting requirements for utilities to report bad debt information and provides utilities with certain exemptions from such requirements based on utilities’ particular facts and circumstances.
On December 8, 2020, Washington Gas was awarded $7.7 million of Coronavirus Relief Funds from the SCC of VA to use for customer arrearages. Virginia customers need to meet the criteria established by the program to get the fund. Any unused funds will be returned to SCC by December 10, 2021.
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
Accounting for Revenue
Revenue from contracts with customers is recognized in the period in which customers obtain control of promised goods or services and performance obligations are satisfied in an amount that reflects the consideration to which the Company is entitled in exchange for those goods or services.  Generally, control of the promised goods or services is transferred to the customer when the natural gas is delivered.
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
See Note 1 — Accounting Policies and Note 3 — Revenue from Contracts with Customers of the Notes to Financial Statements for additional information.
Accounting for Regulatory Operations—Regulatory Assets and Liabilities
Washington Gas accounts for its regulated operations in accordance with FASB ASC Topic 980, Regulated Operations (ASC Topic 980), which results in differences in the application of GAAP between regulated and unregulated businesses. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities are recorded when it is probable that a regulator will require the Company to make refunds to customers or reduce rates to customers for previous collections or deferred revenue for costs that have yet to be incurred.
Future regulatory changes or changes in the competitive environment could result in WGL discontinuing the application of ASC Topic 980 for some of its business and require the write-off of the portion of any regulatory asset or liability for which recovery or refund is no longer probable. If Washington Gas were required to discontinue the application of ASC Topic 980 for any of its operations, it would record a non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.

Washington Gas Light Company
Part II
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

As required by regulated accounting rules, significant judgment can be required to determine if an otherwise recognizable incurred cost qualifies to be deferred for future recovery as a regulatory asset. Significant judgment can also be required to determine if revenues previously recognized are for entity specific costs that are no longer expected to be incurred or have not yet been incurred and are therefore a regulatory liability. The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of December 31, 2020 are recoverable or refundable through rates charged to customers. See Note 5 — Regulated Operations of the Notes to Financial Statements for further discussion of our regulated operations.
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
•Discount rate,
•Expected long-term return on plan assets,
•Rate of compensation increase,
•Healthcare cost trend rate and
•Projected increases to the Health Reimbursement Account (HRA) plan stipend.

The following table illustrates the effect of changing these actuarial assumptions, while holding all other assumptions constant:

Effect of Changing Critical Actuarial Assumptions
(In millions)		Pension Benefits		Health and Life Benefits
Actuarial Assumptions	Percentage-Point Change in Assumption	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost	Increase (Decrease) in Ending Obligation	Increase (Decrease) in Annual Cost
Expected long-term return on plan assets	+/- 1.00 pt.	n/a	$(8.1) / $8.1	n/a	$(5.9) / $5.9
Discount rate	+/- 0.25 pt.	$(37.1) / $37.1	$(3.2) / $3.3	$(10.0) / $10.5	$(0.6) / $0.6
Rate of compensation increase	+/- 0.25 pt.	$3.6 / $(5.5)	$0.9 / $(0.8)	n/a	n/a
Healthcare cost trend rate	+/- 1.00 pt.	n/a	n/a	$6.8 / $(5.9)	$1.1 / $(0.9)
Projected increases to the HRA plan stipend	+/- 1.00 pt.	n/a	n/a	$28.5 / $(23.4)	$3.8 / $(3.0)
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

•Price Risk

•Weather Risk

•Interest-Rate Risk

Washington Gas Light Company
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

(In thousands)	December 31, 2020	December 31, 2019
		As Adjusted
ASSETS
Property, Plant and Equipment
At original cost	$6,363,392	$5,962,866
Accumulated depreciation and amortization	(1,668,491)	(1,579,718)
Net property, plant and equipment	4,694,901	4,383,148
Current Assets
Cash and cash equivalents	1	17,069
Receivables (net of allowance for doubtful accounts of $27,283 and $18,708, respectively)	339,759	400,891
Gas costs and other regulatory assets	31,376	9,894
Materials and supplies—principally at average cost	20,389	20,184
Storage gas	70,582	87,977
Prepaid taxes	23,547	34,576
Other prepayments	30,980	33,867
Receivables from associated companies	128,254	12,421
Derivatives	5,049	6,553
Other	6,836	19,619
Total current assets	656,773	643,051
Deferred Charges and Other Assets
Regulatory assets
Gas costs	109,034	98,717
Pension and other post-retirement benefits	3,880	44,078
Other	99,793	84,886
Prepaid post-retirement benefits	433,319	366,508
Operating lease right of use asset	38,097	40,004
Derivatives	11,263	10,370
Other	22,637	30,620
Total deferred charges and other assets	718,023	675,183
Total Assets	$6,069,697	$5,701,382
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,855,925	$1,578,592
Long-term debt	1,547,202	1,430,949
Total capitalization	3,403,127	3,009,541
Current Liabilities
Notes payable	184,953	299,483
Accounts payable and other accrued liabilities	292,454	267,408
Customer deposits and advance payments	38,743	40,052
Gas costs and other regulatory liabilities	72,197	105,399
Accrued taxes	26,637	23,781
Payables to associated companies	29,526	57,923
Operating lease liability	5,734	5,850
Derivatives	7,053	4,069
Other	6,543	30,032
Total current liabilities	663,840	833,997
Deferred Credits
Deferred income taxes	656,876	464,717
Accrued pensions and benefits	65,276	115,837
Asset retirement obligations	212,161	206,820
Regulatory liabilities
Accrued asset removal costs	239,259	254,429
Pension and other post-retirement benefits	262,411	195,670
Excess deferred taxes and other	376,975	404,700
Operating lease liability	50,894	53,642
Derivatives	88,559	97,695
Other	50,319	64,334
Total deferred credits	2,002,730	1,857,844
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,069,697	$5,701,382
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Operations
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2020	2019	2018	2018
		As Adjusted	As Adjusted	As Adjusted
OPERATING REVENUES	$1,234,315	$1,330,651	$402,101	$1,248,063
OPERATING EXPENSES
Utility cost of gas	328,244	461,574	156,641	407,043
Operation and maintenance	399,498	404,961	102,728	544,180
Depreciation and amortization	145,585	142,565	34,948	135,071
General taxes and other assessments	152,654	149,618	38,552	148,178
Total Operating Expenses	1,025,981	1,158,718	332,869	1,234,472
OPERATING INCOME	208,334	171,933	69,232	13,591
Other income (expense) — net	21,737	5,822	2,045	(4,226)
Interest expense	65,352	62,567	15,706	58,504
INCOME (LOSS) BEFORE INCOME TAXES	164,719	115,188	55,571	(49,139)
INCOME TAX EXPENSE (BENEFIT)	32,844	18,083	7,471	(24,989)
NET INCOME (LOSS)	$131,875	$97,105	$48,100	$(24,150)
Loss on preferred stock extinguishment	—	556	—	—
Dividends on preferred stock	—	1,169	330	1,320
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$131,875	$95,380	$47,770	$(25,470)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Comprehensive Income
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2020	2019	2018	2018
		As Adjusted	As Adjusted	As Adjusted
NET INCOME (LOSS)	$131,875	$97,105	$48,100	$(24,150)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE INCOME TAXES:
Pension and other post-retirement benefit plans
Change in prior service cost	$(1,493)	$(649)	$(226)	$(675)
Change in actuarial net gain (loss)	$(2,607)	$16,459	$(6,150)	$6,107
Total pension and other post-retirement benefit plans	$(4,100)	$15,810	$(6,376)	$5,432
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	$(1,101)	$4,128	$(1,650)	$2,901
OTHER COMPREHENSIVE INCOME (LOSS)	$(2,999)	$11,682	$(4,726)	$2,531
COMPREHENSIVE INCOME (LOSS)	$128,876	$108,787	$43,374	$(21,619)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Cash Flows
Part II
Item 8. Financial Statements and Supplementary Data (continued)

(In thousands)	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018
		As Adjusted	As Adjusted	As Adjusted
OPERATING ACTIVITIES
Net income (loss)	$131,875	$97,105	$48,100	$(24,150)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	145,585	142,565	34,948	135,071
Amortization of:
Other regulatory assets and liabilities — net	9,761	8,491	1,859	6,917
Debt related costs	1,405	1,501	382	1,580
Deferred income taxes — net	41,525	18,741	7,636	(25,561)
Accrued/deferred pension and other post-retirement benefit cost (benefit)	(8,400)	2,190	1,119	7,761
Compensation expense related to stock-based awards	2,826	3,626	1,353	19,067
Provision for doubtful accounts	15,958	17,266	5,940	20,224
Impairment loss	—	2,042	2,453	37,969
Unrealized (gain) loss on derivative contracts	(3,579)	(5,429)	4,200	(10,379)
Amortization of investment tax credits	(551)	(658)	(165)	(702)
Other non-cash charges (credits) — net	283	2,436	(453)	(2,450)
Changes in operating assets and liabilities (Note 18)	(111,930)	(86,547)	(201,840)	(43,050)
Net Cash Provided by (Used In) Operating Activities	$224,758	$203,329	$(94,468)	$122,297
FINANCING ACTIVITIES
Capital contributions from parent	225,000	—	100,000	402,728
Long-term debt issued	116,606	298,482	—	—
Repayment of long-term debt and finance lease	(10)	(50,000)	(50,000)	—
Debt issuance costs	(1,252)	(3,130)	—	(366)
Long-term commercial paper issued	—	100,000	—	—
Notes payable issued (retired) — net	(114,530)	3,483	200,999	(27,998)
Project financing	—	—	—	53,018
Dividends on common stock and preferred stock	(100,000)	(100,736)	(24,078)	(88,908)
Payment for preferred stock extinguishment	—	(28,729)	—	—
Other financing activities — net	—	—	—	(6,197)
Net Cash Provided by Financing Activities	$125,814	$219,370	$226,921	$332,277
INVESTING ACTIVITIES
Capital expenditures	(389,758)	(432,974)	(126,013)	(392,830)
Insurance proceeds related to investing properties	—	—	—	3,238
Net Cash Used in Investing Activities	$(389,758)	$(432,974)	$(126,013)	$(389,592)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(39,186)	(10,275)	6,440	64,982
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Year	61,148	71,423	64,983	1
Cash, Cash equivalents and Restricted Cash at End of the Year	$21,962	$61,148	$71,423	$64,983
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 18)
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Statements of Common Shareholder’s Equity
Part II
Item 8. Financial Statements and Supplementary Data (continued)

	Common Stock		Paid-In Capital	Retained Earnings (e)	Accumulated Other Comprehensive Income (Loss), Net of Taxes (e)
(In thousands, except shares)						Total (e)
	Shares	Amount
Balance, September 30, 2017	46,479,536	$46,479	$492,101	$638,708	$(4,911)	$1,172,377
Net loss	—	—	—	(24,150)	—	(24,150)
Other comprehensive income	—	—	—	—	4,015	4,015
Stock-based compensation (a)	—	—	(15,556)	4,197	—	(11,359)
Capital contribution from parent	—	—	402,728	—	—	402,728
ASU 2018-02 adoption impact (b)	—	—	—	1,484	(1,484)	—
Dividends declared:
Common stock	—	—	—	(89,568)	—	(89,568)
Preferred stock	—	—	—	(1,320)	—	(1,320)
Balance, September 30, 2018	46,479,536	$46,479	$879,273	$529,351	$(2,380)	$1,452,723
Net income	—	—	—	48,100	—	48,100
Other comprehensive loss	—	—	—	—	(4,726)	(4,726)
Capital contribution from parent	—	—	100,000	—	—	100,000
Dividends declared:
Common stock	—	—	—	(24,237)	—	(24,237)
Preferred stock	—	—	—	(330)	—	(330)
Balance, December 31, 2018	46,479,536	$46,479	$979,273	$552,884	$(7,106)	$1,571,530
Net income	—	—	—	97,105	—	97,105
Other comprehensive income	—	—	—	—	11,682	11,682
Loss on preferred stock extinguishment (c)	—	—	—	(556)	—	(556)
Dividends declared:
Common stock	—	—	—	(100,000)	—	(100,000)
Preferred stock (c)	—	—	—	(1,169)	—	(1,169)
Balance, December 31, 2019	46,479,536	$46,479	$979,273	$548,264	$4,576	$1,578,592
Net income	—	—	—	131,875	—	131,875
Other comprehensive loss	—	—	—	—	(2,999)	(2,999)
Capital contribution from parent	—	—	225,000	—	—	225,000
ASU 2016-13 implementation (d)	—	—	—	(1,543)	—	(1,543)
Dividends declared:
Common stock	—	—	—	(75,000)	—	(75,000)
Balance, December 31, 2020	46,479,536	$46,479	$1,204,273	$603,596	$1,577	$1,855,925
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
(b) Amount related to the adoption of ASU 2018-02. Washington Gas reclassified a credit of $1.5 million from Accumulated other comprehensive income to Retained earnings at September 30, 2018.

(c) On December 20, 2019, Washington Gas redeemed all outstanding shares of its preferred stock for the respective call price per share for a total amount of $28.7 million, plus all accrued and unpaid dividends. A loss of $0.6 million was recorded in "Loss on preferred stock extinguishment" on Washington Gas' statements of operations. Following the redemption, Washington Gas no longer pays quarterly preferred stock dividends. Since Washington Gas’ preferred shares had voting rights, as a result of this redemption, Washington Gas became an indirect wholly owned subsidiary of AltaGas.
(d) Due to implementation of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, see Note 2 — Credit Losses for further information.
(e) In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets used in the determination of net periodic pension and other post-retirement benefit plan costs. We retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

NOTE 1. ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
Following the 2018 Merger Agreement, Washington Gas became an indirect, majority owned subsidiary of, among other entities, AltaGas and WGL. In connection with the Merger and at the command of Washington Gas’ regulators, WGL formed a wholly owned subsidiary, Wrangler, a bankruptcy remote, special purpose entity to own the common stock of Washington Gas. In addition, WGL owns all of the shares of common stock of certain affiliated non-utility subsidiaries, some of which provide services to Washington Gas, and some of which own interests in other entities. On December 20, 2019, Washington Gas redeemed all the outstanding shares of its preferred stock. As a result, as of December 20, 2019, Washington Gas is a wholly owned subsidiary of AltaGas and WGL. As a public utility company, Washington Gas sells and delivers natural gas to more than one million customers primarily in the District of Columbia and the surrounding metropolitan areas in Maryland and Virginia.
The Financial Statements of Washington Gas have been prepared in conformity with GAAP and under the rules of the Securities and Exchange Commission (SEC).
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
Change of Fiscal Year End
On December 28, 2018, our Board of Directors approved a change of Washington Gas' fiscal year from the period beginning on October 1 and ending on September 30 to the period beginning on January 1 and ending on December 31. This annual report on Form 10-K is for the twelve-month period from January 1, 2020 to December 31, 2020. References in this report to "calendar year" refer to the year ended December 31. References in this report to "fiscal year" refer to the twelve-month period ending on September 30.
Change in Accounting Principle
During the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets (MRVA) used in the determination of net periodic pension and other post-retirement benefit plan costs. The change uses the fair value approach for the fixed income investments and related derivatives, which represent a separate asset class of the plan assets, compared to the prior method that utilized a calculated value for all investments where gains and losses arising from changes in fair value were deferred and amortized into the calculation of the MRVA over a period of five years. The MRVA is used in the calculation of the expected return on assets and the recognized actuarial gain or loss components of net periodic benefit cost. The gains and losses for other plan assets will continue to be deferred and amortized into the MRVA over a five-year period.
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
We retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. The change in accounting principle increased retained earnings $8.0 million and decreased accumulated other comprehensive income (loss), net of taxes, $0.4 million, with a net increase of $7.6 million in common shareholder’s equity at October 1, 2017. The following tables summarize the effect of the change in accounting principle on the primary financial statement line items on Washington Gas' balance sheets, statements of operations, statements of comprehensive income, statements of common shareholder's equity, and statements of cash flows. The following Notes have been impacted by the change: Note 5 — Regulated Operations, Note 9 — Income Taxes, Note 10 — Pension and Other Post — Retirement Benefit Plans, Note 17 — Accumulated Other Comprehensive Income (Loss), Note 19 — Comparative Data, and Note 20 — Quarterly Financial Information.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

	December 31, 2020			December 31, 2019
(In thousands)	Without Change	Adjustment	As Reported (with change)	As Previously Reported	Adjustment	As Adjusted
Balance Sheets
Regulatory assets — Pension and other post-retirement benefits	$(6,539)	$10,419	$3,880	$39,435	$4,643	$44,078
Common shareholder’s equity	$1,843,211	$12,714	$1,855,925	$1,572,196	$6,396	$1,578,592
Regulatory liabilities — Pension and other post-retirement benefits	$269,181	$(6,770)	$262,411	$199,665	$(3,995)	$195,670
Deferred income taxes	$652,401	$4,475	$656,876	$462,475	$2,242	$464,717

	Calendar Year Ended December 31, 2020			Calendar Year Ended December 31, 2019
(In thousands)	Without Change	Adjustment	As Reported (with change)	As Previously Reported	Adjustment	As Adjusted
Statements of Operations
Other income (expense) — net	$12,195	$9,542	$21,737	$9,478	$(3,656)	$5,822
Income tax expense (benefit)	$30,367	$2,477	$32,844	$19,032	$(949)	$18,083
Net income	$124,810	$7,065	$131,875	$99,812	$(2,707)	$97,105
Statements of Comprehensive Income
Other comprehensive income (loss), net of taxes	$(2,252)	$(747)	$(2,999)	$11,536	$146	$11,682
Comprehensive income	$122,558	$6,318	$128,876	$111,348	$(2,561)	$108,787
Condensed Statements of Cash Flows
Net income	$124,810	$7,065	$131,875	$99,812	$(2,707)	$97,105
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Accrued/deferred pension and other post-retirement benefit cost (benefit)	$1,142	$(9,542)	$(8,400)	$(1,466)	$3,656	$2,190
Deferred income taxes — net	$39,048	$2,477	$41,525	$19,690	$(949)	$18,741

	Three Months Ended December 31, 2018			Fiscal Year Ended September 30, 2018
(In thousands)	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Statements of Operations
Other income (expense) — net	$3,494	$(1,449)	$2,045	$(7,592)	$3,366	$(4,226)
Income tax expense (benefit)	$7,847	$(376)	$7,471	$(25,863)	$874	$(24,989)
Net income (loss)	$49,173	$(1,073)	$48,100	$(26,642)	$2,492	$(24,150)
Statements of Comprehensive Income
Other comprehensive income (loss), net of taxes	$(4,797)	$71	$(4,726)	$2,692	$(161)	$2,531
Comprehensive income (loss)	$44,376	$(1,002)	$43,374	$(23,950)	$2,331	$(21,619)
Condensed Statements of Cash Flows
Net income	$49,173	$(1,073)	$48,100	$(26,642)	$2,492	$(24,150)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Accrued/deferred pension and other post-retirement benefit cost (benefit)	$(330)	$1,449	$1,119	$11,127	$(3,366)	$7,761
Deferred income taxes — net	$8,012	$(376)	$7,636	$(26,435)	$874	$(25,561)

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Statements of Common Shareholder's Equity	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Taxes
(In thousands)	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Balance, September 30, 2017	$630,691	8,017	$638,708	$(4,522)	(389)	(4,911)
Net income (loss)	(26,642)	2,492	(24,150)	—
Other comprehensive income				4,176	(161)	4,015
Stock-based compensation	4,197		4,197	—
ASU 2018-02 adoption impact	1,484		1,484	(1,484)		(1,484)
Dividends declared:
Common stock	(89,568)		(89,568)
Preferred stock	(1,320)		(1,320)
Balance, September 30, 2018	$518,842	$10,509	$529,351	$(1,830)	$(550)	$(2,380)
Net income	49,173	(1,073)	48,100
Other comprehensive loss				(4,797)	71	(4,726)
Dividends declared:
Common stock	(24,237)		(24,237)
Preferred stock	(330)		(330)
Balance, December 31, 2018	$543,448	$9,436	$552,884	$(6,627)	$(479)	$(7,106)
Net income	99,812	(2,707)	97,105
Other comprehensive income				11,536	146	11,682
Loss on preferred stock extinguishment	(556)		(556)
Dividends declared:
Common stock	(100,000)		(100,000)
Preferred stock	(1,169)		(1,169)
Balance, December 31, 2019	$541,535	$6,729	$548,264	$4,909	$(333)	$4,576
	Without Change	Adjustment	As Reported (With change)	Without Change	Adjustment	As Reported (With change)
Net income	124,810	7,065	131,875
Other comprehensive loss				(2,252)	(747)	(2,999)
ASU 2016-13 implementation	(1,543)		(1,543)
Dividends declared:
Common stock	(75,000)		(75,000)
Balance, December 31, 2020	$589,802	$13,794	$603,596	$2,657	$(1,080)	$1,577
Property, Plant and Equipment
Property, plant and equipment are stated at original cost, including labor, materials, taxes and overhead costs incurred during the construction period. The cost of utility plant of Washington Gas includes an allowance for funds used during construction (AFUDC) that is calculated under a formula prescribed by our regulators in Maryland and the District of Columbia. AFUDC equity is reported on the statements of operations as non-cash income in "Other income (expense)". AFUDC debt is reported as a non-cash offset to interest expense. After construction is completed, the Company is permitted to recover these costs through inclusion in rate base and the corresponding subsequent depreciation or amortization of those regulated assets. The rates for AFUDC for the calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and fiscal year ended September 30, 2018 were 2.33%, 3.48%, 5.84% and 2.42%, respectively.
Costs of replacement and betterments that extend the useful life of property, plant, and equipment are also capitalized. The cost of maintenance and repairs, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation applicable to utility gas plant in service primarily uses a straight-line method over the estimated remaining life of the plant. The composite annual depreciation and amortization rate was 2.80%, 2.96%, 2.78%, and 2.77% for the calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and fiscal year ended September 30, 2018, respectively. In accordance with regulatory requirements, such rates include a component related to asset removal costs for Washington Gas. Washington Gas periodically reviews the adequacy of its depreciation rates by considering estimated remaining lives and other factors.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
The following table represents the components of Washington Gas' Property, Plant and Equipment at original cost.

($ In millions)	December 31,
	2020		2019
Distribution, transmission and storage	$5,502.6	86.5%	$5,148.1	86.3%
General, miscellaneous, intangibles and finance leases	547.9	8.6%	543.2	9.1%
Construction work in progress (CWIP)	312.9	4.9%	271.6	4.6%
Total	6,363.4	100.0%	5,962.9	100.0%
Impairment of Long-Lived Assets
Management regularly reviews property and equipment and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
For property and equipment, the indicators of potential impairment may include a deteriorating business or legal climate, a significant adverse change in asset condition, specific regulatory disallowance, advances in technology or plans to dispose of an asset significantly before the end of its useful life, among others. Management performs a recoverability test whenever the indicators show a possible impairment. The amount used to test recoverability is determined based on an estimate of undiscounted cash flows, and measurement of an impairment loss is determined based on the fair value of the asset, using assumptions about future cash inflows and outflows over the life of an asset.
During the fiscal year ended September 30, 2018, Washington Gas recorded a $38.0 million impairment to Property, Plant and Equipment in connection with an agreement ancillary to the merger proceeding not to seek recovery of certain costs incurred under the Formal Case 1027 mechanical coupling program.
During the calendar years ended December 31, 2020 and 2019 and the three months ended December 31, 2018, Washington Gas did not record any impairments related to our long-lived assets.
Refer to Note 15 — Fair Value Measurements of the Notes to Financial Statements for further discussion of these assets.
Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents.
Restricted cash and cash equivalents represent funds that are restricted and are not available for general use by the Company. Restricted cash and cash equivalents available to satisfy designated current liabilities are classified as current assets. Restricted cash and cash equivalents expected to satisfy non-current liabilities are classified as non-current assets. Pursuant to the Merger Agreement with AltaGas, rabbi trust funds were funded to satisfy certain executives and outside director retirement benefit plan obligations. The rabbi trust funds are invested in money market funds which are considered cash equivalents. The rabbi trust funds that are used for the settlement of benefit plans in long-term liabilities are classified in “Deferred charges and other assets-other” and current liabilities are classified in “Current Assets-Other” on Washington Gas’ balance sheets. Refer to Note 10 — Pension and Other Post-Retirement Benefits for a further discussion of the rabbi trusts.
Receivables and Allowance for Doubtful Accounts
Receivables on the balance sheets include account receivables and unbilled revenues, including contract assets. Account receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $238.2 million and $259.1 million at December 31, 2020 and 2019, respectively.
Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. Unbilled revenues represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by the federal government for the right to payment to occur. Total unbilled revenues and contract assets were $128.8 million and $160.5 million at December 31, 2020 and 2019, respectively, were included in "Receivables" on Washington Gas' balance sheets. Refer to Note 3 — Revenue from Contracts with Customers for further discussion on unbilled revenue and contract assets.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Receivables are recorded net of allowance for doubtful accounts. Washington Gas estimates its bad debt expense based on current sales and establishes the allowance. Periodically, Washington Gas evaluates the reasonableness of the allowance utilizing a variety of factors including historical payment and collection experience, current economic conditions, receivable aging, and the financial health of its customers. If the financial condition of its customers deteriorates or other circumstances occur that impact the customers’ ability or desire to make payments, Washington Gas considers these factors in its evaluation of the adequacy of the allowance. Accounts are written off to the allowance when collection efforts are complete and future recovery is unlikely. Refer to Note 2 — Credit Losses for further discussion of allowance for doubtful accounts.
Regulatory Assets and Liabilities
Washington Gas accounts for its regulated operations in accordance with ASC Topic 980, Regulated Operations (ASC Topic 980), which results in differences in the application of GAAP between regulated and unregulated businesses. ASC Topic 980 requires recording regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue in unregulated businesses. Washington Gas defers the recognition of an incurred cost and records a regulatory asset when it is probable that these costs will be recovered in future rates. Washington Gas defers the recognition of revenue and records a regulatory liability when it is probable that it will refund an amount previously collected from customers or refund a gain to customers. Additionally, Washington Gas records a regulatory liability when a regulator provides current rates intended to recover costs that will be incurred in the future. Future regulatory changes or changes in the competitive environment could result in WGL discontinuing the application of ASC Topic 980 for some of its business and require the write-off of the portion of any regulatory asset or liability for which recovery or refund is no longer probable. If Washington Gas were required to discontinue the application of ASC Topic 980 for any of its operations, it would record a non-cash charge or credit to income for the net book value of its regulatory assets and liabilities. Other adjustments might also be required.
The current regulatory environment and Washington Gas’ specific facts and circumstances support both the continued application of ASC Topic 980 for our regulatory activities and the conclusion that all of our regulatory assets and liabilities as of December 31, 2020 are recoverable or refundable through rates charged to customers. See Note 5 — Regulated Operations for further discussion of our regulated operations.
Leases
We determine if an arrangement is a lease and the lease classification at inception. Washington Gas has operating leases for our corporate headquarters and other corporate offices, communication tower space, and certain office equipment. Operating leases are included in "Operating lease right-of-use (ROU) assets", "Current liabilities-Operating lease liability", and "Deferred credits-Operating lease liability". The Company also has leases of vehicles which are classified as finance leases. Finance leases are included in "Property, Plant and Equipment", "Current liabilities-Other", and "Long -term debt" on the balance sheets.
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. For the operating leases in which we are the lessee, a ROU asset and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use the rate implicit in the lease to determine the present value of the lease payments when the rate is readily determinable or we use our incremental borrowing rate. Our ROU assets are adjusted for lease incentives, any lease payments made in advance, and initial direct costs incurred. Lease expenses are recognized on a straight-line basis over the lease term. The estimated lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our lessee building and certain equipment leases, we do not separate the lease and non-lease components. Variable lease payments are recognized as lease expense when the related facts and circumstances occur, and are dependent on various external factors, including real estate taxes, common area maintenance and usage charges. The Company has elected not to record a ROU asset and lease liability for short-term leases. Short-term leases are defined as leases with a term of 12 months or less at the commencement date, including extension options that are reasonably certain of being exercised, and do not include an option to purchase the underlying asset.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Revenue and Cost of Gas Recognition
Revenues.  Washington Gas generally recognizes revenue from contracts with customers when natural gas is delivered. Washington Gas reads meters and bills customers on a 19-day monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes; therefore, Washington Gas accrues unbilled revenues for gas delivered, but not yet billed, at the end of each accounting period. Refer to Note 3 — Revenue from Contracts with Customers for further discussion of the Utility’s revenue from contracts with customers.
Alternative Revenue Programs. Certain ratemaking mechanisms of Washington Gas qualify as alternative revenue programs in accordance with ASC Topic 980, if (i) the program is established by an order from a regulatory commission and allows for automatic adjustment of future rates, (ii) additional program revenues (above those amounts currently reflected in base rates) are objectively determinable and probable of recovery, and (iii) the collection of the additional revenues is allowed within 24 months of the end of the period in which they were recognized. The Company has determined that its RNA, WNA and CRA billing adjustment mechanisms and APRPs are alternative revenue programs. Alternative revenue program revenues represent the initial recognition of revenue related to these programs. When amounts are billed and collected from customers through rates, the amounts are recorded as a recovery of the associated regulatory asset or liability.
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
Revenue Taxes.  Revenue taxes such as gross receipts taxes, regulatory fees, franchise fees and energy taxes are reported gross in operating revenues. During the calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and fiscal year ended September 30, 2018, $77.5 million, $81.8 million, $24.2 million, and $82.5 million, respectively, were recorded to "Operating revenues" of Washington Gas' statements of operations.
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
All unrealized fair value gains and losses, and margins generated from the physical and financial settlement of these asset optimization contracts are recorded in "Utility cost of gas" on the statements of operations or, in the case of amounts to be shared with rate payers, regulatory assets/liabilities on the balance sheets.
Materials, Supplies and Storage Gas
Washington Gas values materials, supplies and storage gas using a weighted-average cost method. These materials, supplies and storage gas are carried at the lower of weighted-average cost or net realizable value. Interim period inventory losses attributable to lower of cost or net realizable value adjustments may be reversed if the net realizable value of the inventory is recovered by the end of the same year. In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through the cost of gas.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Washington Gas did not record a material lower-of-cost or net realizable value adjustment to net income for the calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and fiscal year ended September 30, 2018.
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
Income Taxes
We recognize deferred income tax assets and liabilities for all temporary differences between the financial statement basis and the tax basis of assets and liabilities computed on a separate company basis. Regulatory assets or liabilities, corresponding to such additional deferred income tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process in future periods. Refer to Note 5 — Regulated Operations for Washington Gas’ regulatory assets and liabilities associated with income taxes due from and due to customers. Amounts applicable to income taxes due from and due to customers primarily represent differences between the financial statement basis and tax basis of net utility plant in service. Refer to Note 9 — Income Taxes which provides detailed financial information related to our income taxes.
Stock-Based Compensation
We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC Topic 710, Compensation - General for certain awards that do not meet the definition of a stock-based award under ASC 718. All outstanding awards at December 31, 2020 and 2019 are liability-classified share-based awards.
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
Asset Retirement Obligations
Washington Gas accounts for its AROs in accordance with ASC Subtopic 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations. Our AROs include the costs to cut, purge and cap Washington Gas' distribution and transmission system. These standards require recording the estimated retirement cost over the life of the related asset by depreciating the present value of the retirement obligation, measured at the time of the asset’s acquisition, and accreting the liability until it is settled. There are timing differences between the ARO-related accretion and depreciation amounts being recorded pursuant to GAAP and the recognition of depreciation expense for legal asset removal costs that we are currently recovering in rates. These timing differences are recorded as a reduction to “Regulatory liabilities — Accrued asset removal costs” in accordance with ASC Topic 980. We do not have any assets that are legally restricted related to the settlement of asset retirement obligations.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Changes in Asset Retirement Obligations
(In millions)	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018
Asset retirement obligations at beginning of the period	$211.6	$308.1	$305.5	$298.9
Liabilities incurred in the period	1.7	1.7	—	1.4
Revaluation of asset retirement obligation	—	(101.0)	—	—
Liabilities settled in the period	(4.8)	(7.4)	—	(7.3)
Accretion expense	8.7	10.2	2.6	12.5
Asset retirement obligations at the end of the period(a)	$217.2	$211.6	$308.1	$305.5
(a) Includes short-term asset retirement obligations of $5.0 million, $4.8 million, $7.3 million and $7.3 million for calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and fiscal year ended September 30, 2018, respectively.
Dividend Restrictions
Generally, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years after the Merger Close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas' senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%, We had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends during the reported periods.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Accounting Standards Adopted in the Calendar Year 2020 and Other Newly Issued Accounting Standards
The following tables represent accounting standards adopted by Washington Gas during the calendar year ended December 31, 2020, and other newly issued accounting standards that will be adopted by Washington Gas in the future.

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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This standard modifies the disclosure requirements related to defined benefit pension and other postretirement plans. Early adoption is permitted.	December 31, 2020	We have updated certain disclosures following the requirements in Note 10 - Pension and Other Post- retirement Benefit Plans.

OTHER NEWLY ISSUED ACCOUNTING STANDARDS
Standard	Description	Required date of adoption	Effect on the financial statements or other significant matters
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	As part of FASB's Simplification Initiative, this standard amends ASC Topic 740 by removing certain exceptions to the general principles and clarifying and amending other current guidance. Early adoption is permitted.	January 1, 2021	It is not expected that the adoption of this standard will have a material effect on our financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This standard provides optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments may be elected prospectively to contract modifications made and to hedging relationships existing as of or entered into on or after the date of adoption and through December 31, 2022.	December 31, 2022	We have not yet elected to adopt this ASU as of December 31, 2020 and are assessing the impact the adoption of this standard will have on our financial statements.

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
Based on previous collection experience, Washington Gas has not recorded an allowance for doubtful accounts for its contract assets associated with our energy management services projects with the federal government. Refer to Note 16 — Related Party Transactions for further information.
Washington Gas Asset Optimization: Washington Gas operates under an existing wholesale counterparty credit policy that is designed to mitigate credit risk. Credit limits are established for each counterparty and credit enhancements such as letters of credit, parent guarantees and cash collateral maybe required. The creditworthiness of all counterparties is continuously monitored. The allowance for doubtful accounts is estimated by applying 30-year historical default rates for one-year receivables sourced from external credit rating agencies to the accounts receivable and unbilled revenue balances associated with counterparties Washington Gas has determined to be below investment grade. In the event that a counterparty no longer exhibits similar risk characteristics, the associated receivable is evaluated individually.
Washington Gas also has a long-term receivable from a trading partner totaling $1.5 million in “Deferred charges and other assets — Other”, of which no portion of the balance is past due. The trading partner was evaluated and assigned an internal credit rating in accordance with our credit policy. An allowance for doubtful accounts is recorded based on historical default rates published by external credit rating agencies and a rate commensurate with the period in which the receivable is expected to be collected. Estimated credit loss reserve was recorded as a reduction to “Deferred charges and other assets — Other”.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
COVID-19: The COVID-19 pandemic has resulted in widespread challenges to businesses and the job market in 2020. The increased unemployment rates has impacted the ability of the Company’s customers to pay for services. As a result of regulatory orders, we temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities and temporarily waived assessing and billing late payment fees. While the suspension of disconnections has been lifted in Maryland for non-residential customers in the fourth quarter of 2020, the suspension in District of Columbia and Virginia continues. We resumed assessing late payment fees in Maryland in October 2020 following a regulatory order. The suspension of collection activities has caused our overall accounts receivable portfolio to age more than historical levels. However, we do not expect the increase in credit losses to have a significant impact on net income. In addition, the PSC of DC, the PSC of MD and the SCC of VA each issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental COVID-19 related costs. In December 2020, Washington Gas received $7.7 million of Coronavirus Relief Funds from SCC of VA to provide direct assistance to Virginia customers with balances over 30 days in arrears. Virginia customers need to meet the criteria established by the program to get the fund. Any unused funds will be returned to SCC. Considering the Virginia Coronavirus Relief Funds, Washington Gas has recorded a total of $6.3 million in deferrals of incremental bad debt expense to COVID-19 regulatory assets across all three jurisdictions at December 31, 2020.
As of December 31, 2020, we have evaluated the adequacy of our allowance for credit losses in light of the suspension of shut-offs for nonpayment due to COVID-19 and the economic downturn. Our evaluation included an analysis of customer payment trends in 2020, economic conditions, receivables aging, and considerations of past economic downturns, the actions the company is taking to assist customers with past due balances, and the corresponding allowance for credit losses and customer account write-offs. In addition, we considered benefits available under government COVID-19 relief programs. Based on this evaluation, we have concluded that the allowance for credit losses as of December 31, 2020 adequately reflected the collection risk and net realizable value for our receivables. We will continue to monitor changing circumstances and will adjust our allowance for credit losses as additional information becomes available.
The following table presents the activity of allowance for doubtful accounts by types.

(In millions)	Calendar Year Ended December 31, 2020
	Account Receivables and Unbilled Revenue	Asset Optimization
Balance, beginning of period	$18.7	$—
Provision	15.7	—
Recorded to regulatory asset due to COVID-19	6.3	—
Write offs	(16.9)	—
Recoveries	2.1	—
Adjustment upon adoption of ASC 326	1.4	0.1
Balance, end of period	$27.3	$0.1

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with customers to depict the transfer of goods or services to customers at an amount it expects to be entitled to in exchange for those goods or services. Washington Gas sells natural gas and distribution services to residential, commercial, industrial and governmental customers through regulated tariff rates approved by regulatory commissions in the jurisdictions where it operates. Customers are billed monthly based on regular meter readings. Customer billings are based on two main components: (i) a fixed service fee and (ii) a variable fee based on usage. For customers who choose to purchase their natural gas from Washington Gas, the bill will include a usage-based charge for the cost of the commodity. Revenue is recognized over time as natural gas is delivered or as service is performed. Since meter readings are performed on a cycle basis, Washington Gas recognizes accrued revenue for any services rendered to its customers but not billed at month-end. The tariff sales are generally considered daily or “at-will” contracts as customers may cancel their service at any time (subject to notification requirements in the tariff), and revenue generally represents the amount Washington Gas is entitled to invoice. There are certain contracts that have terms of one year or longer. For these contracts, revenue is recognized based on the amount Washington Gas is entitled to bill the customer.
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
The following table disaggregates revenue by type of service for the periods.

Disaggregated Revenue by Type of Service (c)
(In millions)	Calendar Years Ended December 31,		Three Months Ended December 31,
	2020	2019	2018
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$856.0	$975.8	$303.2
Gas delivered for others	265.0	270.7	74.3
Other	35.0	46.5	12.5
Other revenues	3.4	5.6	1.5
Total revenue from contracts with customers	$1,159.4	$1,298.6	$391.5
Other sources of revenue
Revenue from alternative revenue programs (a)	$69.8	$19.6	$9.1
Other (b)	5.1	12.5	1.5
Total revenue from other sources	74.9	32.1	10.6
Total Operating Revenue	$1,234.3	$1,330.7	$402.1
(a) Washington Gas has determined that its RNA, WNA, and CRA billing adjustment mechanisms and accelerated pipe replacement programs are alternative revenue programs and accounted for under ASC Topic 980.
b) The amount includes late fees billed. The decreases from prior periods were primarily caused by not billing of late payment fees due to COVID-19 as required by regulatory orders.
c) The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), on October 1, 2018, using the modified retrospective method of adoption. Under this approach, prior year results are not required to be restated.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. Unbilled revenues of $112.7 million and $116.3 million are included within "Receivables" on Washington Gas' balance sheets at December 31, 2020 and December 31, 2019, respectively. Unbilled revenues represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by the federal government for the right to payment to occur. Washington Gas did not have any contract liabilities at December 31, 2020 and 2019. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
The following table shows the opening and closing balances of contract assets from contracts with customers for the reporting periods, which were included within "Receivables" on Washington Gas' balance sheets.

(In millions)	2020	2019
Contract assets at January 1	$44.2	$85.3
Contract assets at December 31	16.1	$44.2
Increase (decrease) in contract assets (a)	$(28.1)	$(41.1)
(a) Decrease in 2020 reflected projects accepted by federal government, offset to the contact asset was a reduction to "Payable to associated companies"; Decrease in 2019 was due to the sale of the contract asset. Refer to "Project financing" in Note 16 — Related party transactions for detail discussion.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 4. LEASES

We adopted ASU 2016-02, Leases (ASC 842) and associated standards on January 1, 2019 and elected to implement this new lease standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. Under this approach, prior year results are not required to be restated and disclosures associated with prior periods are reported under ASC 840.
Lessee Leases
Washington Gas has operating leases for our corporate headquarters and other corporate offices, communication tower space, and certain office equipment. The Company also has finance leases for vehicles. Our leases have remaining lease terms from 1 to 21 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if either party does not provide intent to terminate. The leases generally have options to terminate with notice prior to the end of the lease term based on the contract terms. Refer to Note 16 — Related Party Transactions for discussion of leases with associated companies.
The following table provides our expected operating and finance lease payments at December 31, 2020.

Maturity of Operating and Finance Lease Liabilities
(In millions)	Operating Leases	Finance Leases
2021	$5.8	$0.1
2022	5.7	0.1
2023	5.8	0.1
2024	5.9	0.1
2025	5.4	0.1
Thereafter	41.2	—
Total lease payments	$69.8	$0.5
Less: Interest	(13.2)	—
Present Value of Lease Liabilities	$56.6	$0.5

The following table provides the components of lease expense.

Components of Lease Expense (b)
(In millions)	Calendar Years Ended December 31,
	2020	2019
Operating lease cost (a)
Rent expense	$5.3	$5.2
Variable lease cost	$1.9	$1.9
Total Operating lease cost	$7.2	$7.1
(a) Short-term lease cost for the periods was insignificant.
(b) Finance lease cost was insignificant.
Rent expense for the three months ended December 31, 2018, and fiscal year ended September 30, 2018 was $0.6 million and $5.8 million, respectively.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
The following table provides supplemental cash flow information related to operating and finance leases.

Supplemental Cash Flow Information
	Calendar Years Ended December 31,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (a)
Operating cash flows from operating leases	$6.2	$2.9
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1.6	$1.5
Finance leases	$0.4	n/a
(a) Operating and financing cash flows from finance leases were insignificant.
The following table provides balance sheet location and amounts for finance leases, weighted average remaining lease term and weighted average discount rates for operating and finance leases.

Supplemental Balance Sheet Information for Finance Leases
($ in millions)	2020	2019
Finance leases
Property, plant and equipment, at original cost	$0.4	n/a
Accumulated depreciation and amortization	$—	n/a
Net property, plant and equipment	$0.4	n/a
Current finance lease liability included in "Current liabilities-Other"	$0.1	n/a
Non-current finance lease liability included in "Long-term Debt"	$0.3	n/a
Weighted average remaining lease term
Operating leases	12.4 years	13.3 years
Finance leases	4.9 years	n/a
Weighted average discount rate
Operating leases	3.27%	3.32%
Finance leases	1.69%	n/a
Lessor Leases
The Company also has lessor leases for land, office space and communication tower space that are classified as operating leases. Washington Gas has elected not to separate the lease and non-lease components for its building leases. Our leases have remaining lease terms ranging from less than a year to 80 years. Some of the leases include options to extend the lease terms for 1 to 5 years with prior written notice or automatically renew if the lessee does not provide intent not to renew. The leases generally have options to terminate the leases with notice prior to the end of the lease term based on the contract terms. The lease agreements do not contain material residual value guarantees.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
The following table summarizes the future operating lease payments to be received associated with these leases:

Maturity of Operating Lease Payments(a)
(In millions)	December 31, 2020
2021	$1.1
2022	0.8
2023	0.8
2024	0.7
2025	0.6
Thereafter	57.3
Total lease payments	$61.3
(a) The payments are presented on an undiscounted basis
The property, plant and equipment associated with these leases are not significant. The following table provides the operating lease income recognized for the periods.

Operating Lease Revenue Recognized
($ in millions)	Calendar Years Ended December 31,
	2020	2019
Leasing revenue included in Operating Revenue	$0.7	$0.7
Lease revenue included in Other income (expense) — net	$0.4	$0.4
Total	$1.1	$1.1
During the calendar years ended December 31, 2020 and 2019, Washington Gas did not record any impairments related to our leased assets.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 5. REGULATED OPERATIONS

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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
At December 31, 2020 and 2019, we recorded the following regulatory assets and liabilities on our balance sheets. These assets and liabilities will be recognized as revenues or expenses in future periods as they are reflected in customers’ rates.

Regulatory Assets and Liabilities
(In millions)	Regulatory Assets		Regulatory Liabilities
	December 31,		December 31,
	2020	2019	2020	2019
Current:
Gas costs due from/to customers(a)	$10.9	$5.9	$47.3	$44.2
Interruptible sharing(a)	0.7	2.1	1.0	0.3
Revenue normalization mechanisms for Maryland and Virginia(a)	15.1	—	—	4.0
Accelerated replacement recovery mechanisms(k)	4.7	1.9	0.3	0.3
Rates subject to refund(c)	—	—	—	31.1
Virginia Coronavirus Relief Fund(o)	—	—	7.7	—
Tax Cuts and Jobs Act rate refunds(d)	—	—	15.9	25.5
Total current	$31.4	$9.9	$72.2	$105.4
Deferred:
Accrued asset removal costs(l)	$—	$—	$239.3	$254.4
Deferred gas costs(a)(b)	109.0	98.7	—	—
Pension and other post-retirement benefits
ASC Topic 715 unrecognized costs/income(a)(e)
Pension (n)	3.9	44.1	—	—
Pension and other post-retirement benefits (n)	—	—	262.4	195.7
Total pension and other post-retirement benefits	3.9	44.1	262.4	195.7
Other:
Income tax-related amounts due from/to customers(f)	29.8	26.0	373.5	400.6
Losses/gains on issuance and extinguishment of debt and interest-rate derivative instruments(a)(g)	13.0	13.9	1.1	1.2
Rights-of-way fees(a)	—	—	1.6	2.4
Business process outsourcing and related costs(a)	0.6	1.9	—	—
Non-retirement employee benefits(a)(h)	16.5	14.9	—	—
Deferred distribution integrity management (a)(i)	0.7	2.0	—	—
Recoverable portion of abandoned liquid natural gas facility(a)	2.0	2.3	—	—
Environmental response costs(a)(j)	7.4	7.0	—	—
Energy efficiency program-Maryland(m)	14.3	9.3	—	—
COVID-19 related costs(p)	7.9	—	—	—
Other regulatory items	7.6	7.6	0.8	0.5
Total other	$99.8	$84.9	$377.0	$404.7
Total deferred	$212.7	$227.7	$878.7	$854.8
Total	$244.1	$237.6	$950.9	$960.2
(a) Washington Gas does not earn its overall rate of return on these assets. Washington Gas is allowed to recover and required to pay, using short-term interest rates, the carrying costs related to billed gas costs due from and to its customers in the District of Columbia and Virginia jurisdictions.
(b ) Includes fair value of derivatives, which are not included in customer bills until settled. The amounts also include $5.1 million and $4.7 million receivables related to sharing with our customers associated with the Antero contract at December 31, 2020 and 2019, respectively. Refer to Note 13 — Commitments and Contingencies for discussion about the Antero contract.
(c) Represents estimated refunds related to customers billed at a higher rate during the interim period as part of the 2019 Virginia Rate Case.
(d) Represents amounts accrued for future refunds due to the Tax Cuts and Jobs Act of 2017. For a further discussion, see "Rates and Regulatory Matters" section of Management's Discussion Analysis and Note 9 — Income Taxes in the Notes to Financial Statements.
(e) Refer to Note 10 — Pension and Other Post-Retirement Benefit Plans for a further discussion of these amounts.
(f) This balance represents amounts due from customers for deferred tax liabilities related to tax benefits on deduction flowed directly to customers prior to the adoption of income tax normalization for ratemaking purposes and to tax rate changes including the latest reduction as a result of the Tax Act.
(g) The losses or gains on the issuance and extinguishment of debt and interest-rate derivative instruments include unamortized balances from transactions executed in prior years. These transactions create gains and losses that are amortized over the remaining life of the debt as prescribed by regulatory accounting requirements.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
(h) Represents the timing difference between the recognition of workers compensation and short-term disability costs in accordance with generally accepted accounting principles and the recovery of these costs through rates.
(i) This balance represents amounts for deferred expenditures associated with Washington Gas’ Distribution Integrity Management Program (DIMP) in Virginia.
(j) This balance represents allowed environmental remediation expenditures at Washington Gas sites to be recovered through rates for Maryland and the District of Columbia. The recovery period is over several years.
(k) Balance represents amounts deferred over collections or under collections of surcharges associated with Washington Gas' accelerated pipeline recovery programs in the District of Columbia, Maryland and Virginia compared the amounts reflected in revenues.
(l) Refer to Note 1 — Accounting Policies for a further discussion of these amounts.
(m) Balance represents amounts for costs incurred associated with Washington Gas' participation in the energy conservation and efficiency program EmPOWER in Maryland that are recovered from customer over time.
(n) Regulatory assets and liabilities related to Pension and Other post-retirement benefits were adjusted due to the change in accounting principle we made during the third quarter of 2020. We retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.
(o) Virginia Coronavirus Relief Funds received to provide direct assistance to Virginia customers with balance over 30 days in arrears.
(p) Regulatory assets established to capture and track the incremental COVID-19 related costs.
As required by ASC Topic 980, Washington Gas monitors its regulatory and competitive environment to determine whether the recovery of its regulatory assets remains probable. If Washington Gas were to determine that recovery of these assets is no longer probable, it would write off the assets against earnings. We have determined that ASC Topic 980 continues to apply to our regulated operations. During the calendar year ended December 31, 2019, Washington Gas recorded a $2.0 million write down of the regulatory asset related to our distribution integrity management program related to Virginia rate case. During the three months ended December 31, 2018, Washington Gas recorded a $2.5 million write down to the regulatory asset associated with business process outsourcing costs, which was disallowed as a result of the Maryland Rate Case.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 6. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

(In millions)	December 31, 2020	December 31, 2019
Accounts payable — trade	$201.2	$154.3
Employee benefits and payroll accruals	22.3	39.2
Wages payable	19.5	22.2
Accrued interest	18.4	17.3
Other accrued liabilities (a)	31.1	34.4
Total	$292.5	$267.4
a) Amount includes $12.5 million and $11.7 million liability associated with the Antero contract at December 31, 2020 and 2019, respectively. Refer to Note 13 — Commitments and Contingencies for further information.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 7. SHORT-TERM DEBT

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
Credit Facility
The following is a summary of committed credit available at December 31, 2020 and 2019.

Committed Credit Available
(In millions)	December 31, 2020	December 31, 2019
Committed credit agreements
Unsecured revolving credit facility, expires July 19, 2024(a)	$450.0	$450.0
Less: Commercial Paper outstanding(b)	(285.0)	(400.0)
Net committed credit available	$165.0	$50.0
Weighted average interest rate	0.31%	2.04%
(a) Washington Gas has the right to request extensions with the bank group 's approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100.0 million, with the bank groups' approval, for a total potential maximum borrowing of $550.0 million.
(b) The amount represents principal amount of commercial paper.
At December 31, 2020 and 2019, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Commercial Paper
The carrying value of commercial paper recorded was $285.0 million and $399.5 million at December 31, 2020 and 2019, respectively. At both December 2020 and 2019, we classified $100.0 million of commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis. Accordingly, $185.0 million and $299.5 million of commercial paper remained in “Notes payable” at December 31, 2020 and 2019, respectively.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 8. LONG-TERM DEBT

First Mortgage Bonds
The Mortgage of Washington Gas dated January 1, 1933 (Mortgage), as supplemented and amended, securing any First Mortgage Bonds (FMBs) it issues, constitutes a direct lien on substantially all property and franchises owned by Washington Gas, other than a small amount of property that is expressly excluded. At December 31, 2020 and 2019, Washington Gas had no debt outstanding under the Mortgage. Any FMBs that may be issued in the future will represent indebtedness of Washington Gas.
Shelf Registration
At December 31, 2020, Washington Gas had remaining capacity under a shelf registration statement that was filed in May 2018 to issue up to $325.0 million of additional medium-term notes (MTN's).
Unsecured Notes
Washington Gas issues long-term debt in the form of MTNs and private placement notes with individual terms regarding interest rates, maturities and call or put options. These notes can have maturity dates of one or more years from the date of issuance.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
The following table shows the outstanding notes with maturities in calendar years at December 31, 2020 and 2019.

Long Term Debt Outstanding
(In millions)	December 31, 2020	December 31, 2019

Washington Gas Unsecured Notes (a)
Due 2023, 6.65%	$20.0	$20.0
Due 2025, 5.44%	40.5	40.5
Due 2026, 6.62% to 6.82%	53.0	53.0
Due 2027, 6.40% to 6.57%	72.0	72.0
Due 2028, 6.57% to 6.85%	52.0	52.0
Due 2030, 7.50%	8.5	8.5
Due 2036, 5.70% to 5.78%	50.0	50.0
Due 2040, 5.21%	75.0	75.0
Due 2043, 5.00%	75.0	75.0
Due 2044, 4.22% to 4.24%	150.0	150.0
Due 2046, 3.80%	450.0	450.0
Due 2049, 3.65%	400.0	300.0
Commercial Paper due in 2024 (c)	100.0	100.0
Total Principal Amount of Long-Term Debt	$1,546.0	$1,446.0
Unamortized debt premium (discount)	12.5	(4.3)
Unamortized debt expense	(11.6)	(10.8)
Non-current finance lease liability (d)	0.3	—
Total Carrying Amount of Long-Term Debt	$1,547.2	$1,430.9
Weighted average interest rate (b)	4.46%	4.52%
(a) Includes MTNs and private placement notes. The amount represents face value of long-term debt including current maturities.
(b) Weighted average interest rate is for the Washington Gas unsecured notes including current maturities.
(c) At both December 2020 and 2019, we classified $100.0 million commercial paper balance as "Long-term debt" on Washington Gas' balance sheets due to its ability and intent to refinance these balances on a long-term basis. Refer to Note 7 — Short-term debt for discussion on the credit facility.
(d) Refer to Note 4 — Leases for additional information related to finance leases.
The following table shows the issuances and retirements of Washington Gas' unsecured notes for the calendar year ended December 31, 2020 and 2019, three months ended December 31, 2018. There were no issuances and retirements during the fiscal year ended September 30, 2018.

Washington Gas' Unsecured Notes Issuances and Retirements
(In millions)	Principal(a)(c)	Interest Rate(b)	Effective Cost(b)	Nominal Maturity Date
Calendar Year Ended December 31, 2020
Issuances:
12/10/2020	$100.0	3.65%	2.84%	9/15/2049
Calendar Year Ended December 31, 2019
Issuances:
09/13/2019	$300.0	3.65%	3.72%	9/15/2049
Retirements:
11/1/2019	$50.0	4.76%	4.76%	11/1/2019
Three Months Ended December 31, 2018
Retirements:
12/05/2018	$50.0	7.46%	7.46%	12/5/2018
(a) Represents face amount of notes.
(b) Represents the interest rate and effective cost at the trade date of the debt.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
On December 10, 2020, Washington Gas issued medium-term notes with an aggregate principal amount of $100 million and 3.65% fixed interest rate that are due in September 2049. The interest will be paid semi-annually in March and September of each year. The notes have a make-whole call provision at a U.S. Treasury rate plus 25 basis points prior to March 15, 2049, and then are callable at par after March 15, 2049.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 9. INCOME TAXES

Washington Gas is included in the ASUS consolidated income tax returns. We have a tax sharing policy with ASUS, an indirect, wholly owned subsidiary of AltaGas, that allocates consolidated tax liabilities and benefits using a ratio determined by the separate taxable income for each member applied to the consolidated return tax liability of the group. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
At December 31, 2020, Washington Gas recorded $112.2 million receivable in "Receivables from associated companies" and a $0.6 million payable in "Payables to associated companies" under the ASUS tax sharing policy on Washington Gas' balance sheets, respectively. At December 31, 2019, Washington Gas recorded $5.5 million receivable in "Receivables from associated companies" and a $0.6 million payable in "Payables to associated companies" under the ASUS tax sharing policy on Washington Gas' balance sheets, respectively.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions. Washington Gas will benefit from certain provisions such as the deferral of payment of applicable payroll taxes. As of December 31, 2020, we have deferred payroll tax payment of approximately $7.9 million through December 31, 2020. There was no other material impact to our financial statements.
Components of Income Tax Expense or Benefit
The following tables provide the components of income tax expenses for the calendar years ended December 31, 2020 and 2019, three months ended December 31, 2018, and fiscal year ended September 30, 2018.

Components of Income Tax Expense (Benefit)
	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2020	2019	2018	2018
Current:
Federal	$(6,660)	$—	$—	$—
State	(1,470)	—	—	1,274
Total current	(8,130)	—	—	1,274
Deferred:
Federal	27,704	11,496	8,746	(35,668)
State	13,821	7,245	(1,110)	10,107
Total deferred(a)(b)	41,525	18,741	7,636	(25,561)
Amortization of investment tax credits	(551)	(658)	(165)	(702)
Total income tax expense (benefit)	$32,844	$18,083	$7,471	$(24,989)
(a) Includes tax expense of $1.2 million and $7.0 million related to re-measurement of deferred income taxes for three months ended December 31, 2018 and the fiscal year ended September 30, 2018, respectively.
(b) The amounts were adjusted due to the change in accounting principle we made during the third quarter of 2020. We retrospectively applied the change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following.

Reconciliation Between the Statutory Federal Income Tax Rate and Effective Tax Rate
	Calendar Years Ended December 31,				Three Months Ended December 31,		Fiscal Year Ended September 30,
(In thousands)	2020		2019		2018		2018
Income taxes at statutory federal income tax rate(a)	$34,591	21.00%	$24,189	21.00%	$11,670	21.00%	$(10,319)	21.00%
Increase (decrease) in income taxes resulting from:
Plant basis differences	—	—	699	0.61	(4,261)	(7.67)	1,079	(2.20)
Allowance for funds used during construction	—	—	—	—	(520)	(0.94)	(70)	0.14
Amortization of investment tax credits	(551)	(0.33)	(658)	(0.57)	(165)	(0.30)	(703)	1.43
Amortization of excess deferred taxes	(12,189)	(7.40)	(18,020)	(15.64)	(2,431)	(4.37)	(9,798)	19.94
Cost of removal	—	—	5,837	5.07	(28)	(0.05)	(1,561)	3.18
State income taxes-net of federal benefit (b)	10,631	6.45	6,259	5.43	2,665	4.80	(2,492)	5.07
Re-measurement due to Tax Act 2017	—	—	—	—	1,243	2.23	7,031	(14.31)
ASU 2016-09 adoption	—	—	—	—	—	—	(3,223)	6.56
Return to provision adjustment	(5)	—	(1,666)	(1.45)	—	—	(4,669)	9.50
Other items-net	367	0.22	1,443	1.25	(702)	(1.26)	(264)	0.54
Total income tax expense (benefit) and effective tax rate	$32,844	19.94%	$18,083	15.70%	$7,471	13.44%	$(24,989)	50.85%
(a) As a result of the merger with AltaGas, Washington Gas is subject to two separate short periods and accompanying returns. The first period through July 6, 2018 is subjected to a higher, blended federal statutory tax rate. Due to the net operating loss for federal tax purposes through September 30, 2018, all the year activity is ultimately taxed at 21%. As such, for presentational purposes, we applied a 21% rate to the entire fiscal year 2018 activity.
(b) The amounts in 2019 and 2018 were adjusted due to the change in accounting principle we made in 2020. We retrospectively applied the change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Components of accumulated deferred income tax assets and liabilities
The following table provides the components of accumulated deferred income tax assets (liabilities) for Washington Gas at December 31, 2020 and 2019.

Components of Accumulated Deferred Income Tax Assets (Liabilities)
(In thousands)	December 31, 2020	December 31, 2019
Deferred income tax assets:
Pensions (a)	$3,048	$15,718
Uncollectible accounts	4,739	4,856
Inventory overheads	3,911	3,504
Employee compensation and benefits	30,604	30,461
Derivatives	5,695	6,522
Income taxes recoverable through future rates	145,567	130,946
Net operating loss	63,444	132,774
Other	4,810	—
Total assets	261,818	324,781
Deferred income tax liabilities:
Other post-retirement benefits (a)	115,836	88,031
Accelerated depreciation and other plant related items	787,035	691,134
Losses/gains on reacquired debt	—	499
Deferred gas costs	15,823	9,831
Other	—	3
Total liabilities	918,694	789,498
Net accumulated deferred income tax assets (liabilities)	$(656,876)	$(464,717)
(a) The amounts in 2019 were adjusted due to the change in accounting principle we made during the third quarter of 2020. We retrospectively applied the change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.
The Company has a federal deferred tax asset of $22.6 million created from the net operating loss of $108.0 million that was generated through December 31, 2020. The Tax Act of 2017 extended the carryforward period to an indefinite period. The Company's state net operating losses of $40.8 million have the expiration dates beginning in 2033. The Company's net operating losses will be utilized under the settlement of the tax sharing policy with affiliated companies.
Tabular Reconciliation of Unrecognized Tax Benefits
The following table summarizes the change in unrecognized tax benefits during calendar years ended December 31, 2020 and 2019, three months ended December 31, 2018, and fiscal year ended September 30, 2018, and our total unrecognized tax benefits at the periods under the provisions of ASC Topic 740.

Unrecognized Tax Benefits
	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2020	2019	2018	2018
Total unrecognized tax benefits at beginning of the periods	$26,459	$35,906	$43,567	$48,009
Increases resulting from current period tax positions	—	—	2,574	10,947
Decreases resulting from prior period tax positions	(15,394)	(9,447)	(10,235)	(15,389)
Total unrecognized tax benefits at end of the periods	$11,065	$26,459	$35,906	$43,567

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
During the calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018 and the fiscal year ended September 30, 2018, the unrecognized tax benefits for Washington Gas decreased by approximately $15.4 million, $9.4 million, $7.7 million and $4.4 million, respectively, relating to uncertain tax positions, primarily due to the change in tax accounting for repairs and closed periods. If the amounts of unrecognized tax benefits are eventually realized, it would not materially impact the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of Washington Gas’ uncertain tax positions will significantly increase or decrease in the next 12 months, if the IRS were to finalize and issue its proposed revenue procedure for gas distribution repair deductions.
Amounts of Interest and Penalties Recognized
Washington Gas recognizes any accrued interest associated with uncertain tax positions in interest expense and recognizes any accrued penalties associated with uncertain tax positions in other expenses in the statements of income. During the calendar years ended December 31, 2020 and 2019, three months ended December 31, 2018 and the fiscal year ended September 30, 2018, there were no accrued interest expense or penalties associated with uncertain tax positions.

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
Several executive officers of Washington Gas also participate in a defined benefit supplemental executive retirement plan (DB SERP), a non-qualified pension plan. The DB SERP was closed to new entrants beginning January 1, 2010 and instead, executive officers are eligible to participate in a defined contribution SERP (DC SERP). In addition, effective January 1, 2010, Washington Gas established a non-funded defined benefit restoration plan (DB restoration) for the purpose of providing supplemental pension and pension-related benefits to a select group of management employees. There are rabbi trusts associated with the DB SERP and DB restoration plans that were funded pursuant to the Merger Agreement. The rabbi trusts can be used to make payments to the participants or the payments can be made from operating funds. At December 31, 2020, the rabbi trust balance associated with these two plans were $18.8 million, of which $6.7 million was recorded in “Current Assets-Other” and $12.1 million was recorded in “Deferred Charges and Other Assets - Other”, along with other rabbi trust balances. Washington Gas accounts for the qualified pension plan, DB SERP and DB restoration plans under the provisions of ASC Topic 715, Compensation-Retirement Benefits.
Washington Gas offers defined-contribution savings plans to all eligible employees. These plans allow participants to defer on a pre-tax or after-tax basis, a portion of their salaries for investment in various alternatives. We made matching contributions of $5.6 million, $5.2 million, $1.1 million and $5.0 million during the calendar years ended December 31, 2020 and 2019, three months ended December 31, 2018, and fiscal year ended September 30, 2018, respectively. All employees not earning benefits in the qualified pension plan receive an employer provided supplemental contribution ranging from 4% to 6% depending on years of service. Total supplemental contributions to the plans were $3.8 million, $3.2 million, $0.7 million and $2.7 million during the calendar year ended December 31, 2020 and 2019, three months ended December 31, 2018, and fiscal year ended September 30, 2018, respectively.
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
Change in Accounting Principle
During the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the MRVA used in the determination of net periodic pension and other post-retirement benefit plan costs. The effect of the change on pension and other post-retirement plans has been adjusted to the periods presented herein. Refer to Note 1— Accounting Policies for further discussion.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Obligations and Assets
The following table provides the benefit obligation, fair value of plan assets, the funded status of the plans, and amounts     recognized on the Company's balance sheets.

Post-Retirement Benefits
	Pension Benefits(a)		Health and Life Benefits
	Calendar Years Ended December 31,		Calendar Years Ended December 31,
(In millions)	2020	2019	2020	2019
Change in projected benefit obligation(b)
Benefit obligation at beginning of period	$1,059.9	$971.8	$269.2	$277.9
Service cost	12.5	12.3	5.3	5.0
Interest cost	35.5	41.2	9.3	11.9
Change in plan benefits	—	0.2	—	—
Actuarial loss (gain)	77.9	103.6	25.2	(12.3)
Plan participants' contribution	—	—	1.6	1.6
Settlements	(18.9)	(19.4)	—	—
Benefits paid	(53.2)	(50.6)	(15.4)	(15.8)
Other	—	0.8	0.5	0.9
Projected benefit obligation at end of period(b)	$1,113.7	$1,059.9	$295.7	$269.2
Change in plan assets
Fair value of plan assets at beginning of period	935.2	807.0	638.0	528.8
Actual return on plan assets	168.9	176.7	107.4	123.4
Company contributions	21.0	21.5	—	—
Plan participants' contribution	—	—	1.6	1.6
Settlements	(18.9)	(19.4)	—	—
Expenses	—	—	—	—
Benefits paid	(53.2)	(50.6)	(15.3)	(15.8)
Fair value of plan assets at end of period	$1,053.0	$935.2	$731.7	$638.0
Funded status at end of period	(60.7)	(124.7)	436.0	368.8
Allocation to affiliates	(0.4)	(0.8)	2.7	2.3
Adjusted funded status at end of period	$(60.3)	$(123.9)	$433.3	$366.5
Total amounts recognized on balance sheet
Non-current asset	—	—	433.0	366.5
Current liability	(6.7)	(19.6)	—	—
Non-current liability	(53.6)	(104.3)	—	—
Total recognized	$(60.3)	$(123.9)	$433.0	$366.5
(a) The DB SERP and DB Restoration, included in pension benefits in the table above, does not include the amounts funded in rabbi trust.
(b) For the Health and Life Benefits, the change in projected benefit obligation represents the accumulated benefit obligation.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
The following table provides the projected benefit obligation (PBO), accumulated benefit obligation (ABO), and fair value of plan assets the qualified pension plan, DB SERP and DB Restoration at December 31, 2020 and 2019.

Projected and accumulated benefit obligation
(In millions)	Qualified Pension Plan		DB SERP		DB Restoration
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$1,075.5	$1,002.3	$32.4	$52.3	$5.8	$5.4
Accumulated benefit obligation	$1,022.0	$943.2	$32.4	$52.3	$5.6	$4.8
Fair value of plan assets	$1,053.0	$935.2	$—	$—	$—	$—
Amounts Recognized in Regulatory Assets/Liabilities and Accumulated Other Comprehensive Income (Loss)
The following table provides amounts recorded to regulatory assets, regulatory liabilities and accumulated other comprehensive loss (income) at December 31, 2020 and 2019. The decrease in the actuarial net loss related to pension benefits and increase in the actuarial gain related to health and life benefits at December 31, 2020 compared to 2019 were due to the actual return on plan assets being higher than expected.

Unrecognized Costs/Income Recorded on the Balance Sheet
(In millions)	Pension Benefits		Health and Life Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Actuarial net loss (gain)	$(0.4)	$60.1	$(189.4)	$(133.1)
Prior service cost (credit)	0.7	1.0	(73.2)	(87.0)
Total (a)	$0.3	$61.1	$(262.6)	$(220.1)
Regulatory asset (liability)	(6.0)	44.1	(252.5)	(195.7)
Pre-tax accumulated other comprehensive loss (income) (b)	6.3	16.8	(8.4)	(23.0)
Total	$0.3	$60.9	$(260.9)	$(218.7)
(a) Pension benefits include amount allocated to affiliates of $0.2 million at December 31, 2019. There was no amount allocated to the affiliates at December 31, 2020. Health and Life Benefits includes amounts allocated to affiliates of $1.7 million and $1.4 million at December 31, 2020 and 2019, respectively.
(b) The total amount of accumulated other comprehensive loss recorded on our balance sheets at December 31, 2020 and 2019 was net of an income tax expense of $0.5 million and $1.6 million, respectively.
The following tables provide amounts that are included in regulatory assets/liabilities and accumulated other comprehensive loss associated with our unrecognized pension and other post-retirement benefit costs that were recognized as components of net periodic benefit cost before allocations to affiliates and capital during the calendar years ended December 31, 2020 and 2019.

Amounts Recognized During the Calendar Year Ended December 31, 2020
	Regulatory assets/liabilities		Accumulated other comprehensive income (loss)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss (gain)	$5.4	$(1.8)	$2.3	$(0.2)
Prior service cost (credit)	0.2	(12.0)	0.1	(1.6)
Total	$5.6	$(13.8)	$2.4	$(1.8)

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Amounts Recognized During the Calendar Year Ended December 31, 2019
	Regulatory assets/liabilities		Accumulated other comprehensive income (loss)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Actuarial net loss	$6.1	$—	$1.8	$—
Prior service cost (credit)	0.1	(15.0)	0.2	(0.7)
Total	$6.2	$(15.0)	$2.0	$(0.7)
Washington Gas uses the MRVA in the determination of net periodic benefit cost. Realized and unrealized gains and losses for assets under Washington Gas’ post-retirement benefit plans are recognized immediately for fixed income securities and are spread over a period of five years for all other asset classes. The fair value approach is used for the fixed income investments and related derivatives. For all other asset classes gains and losses arising from changes in fair value are deferred and amortized into the calculation of the MRVA over a period of five years. Each year 20% of the prior five years’ asset gains and losses are recognized.
We use the corridor approach to amortize actuarial gains and losses. Under this approach, net gains or losses in excess of ten percent of the larger of the benefit obligation or the MRVA are amortized on a straight-line basis.
Net Periodic Benefit Cost
The components of the net periodic benefit costs (income) related to pension and other post-retirement benefits were as follows.

Components of Net Periodic Benefit Costs (Income)
	Pension Benefits				Health and Life Benefits
	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In millions)	2020	2019	2018	2018	2020	2019	2018	2018
Service cost	$12.5	$12.3	$3.0	$14.9	$5.3	$5.0	$1.3	$5.3
Interest cost	35.5	41.2	10.6	39.6	9.3	11.9	3.0	11.7
Expected return on plan assets	(43.2)	(42.1)	(10.1)	(43.6)	(23.6)	(24.2)	(6.1)	(24.4)
Recognized prior service cost (credit)	0.3	0.3	0.1	0.3	(13.6)	(15.8)	(4.4)	(17.6)
Recognized actuarial loss (gain)	7.7	7.9	2.0	14.2	(2.0)	—	—	—
Settlement charge(a)	4.9	5.5	—	—	—	—	—	—
Other adjustments (b)	—	—	—	—	—	0.7	—	—
Net periodic benefit cost (income)	$17.7	$25.1	$5.6	$25.4	$(24.6)	$(22.4)	$(6.2)	$(25.0)
Allocation to affiliates	(1.3)	(1.8)	(0.4)	(4.2)	1.3	2.6	0.8	3.1
Adjusted net periodic benefit cost (income)	$16.4	$23.3	$5.2	$21.2	$(23.3)	$(19.8)	$(5.4)	$(21.9)
Amount allocated to construction projects(c)	(1.6)	(1.9)	(0.6)	(4.7)	(0.7)	(0.8)	(0.2)	4.0
Amount deferred as regulatory asset (liability)-net allocations (d)	—	0.6	1.5	5.9	—	—	—	—
Amount charged (credited) to expense	$14.8	$22.0	$6.1	$22.4	$(24.0)	$(20.6)	$(5.6)	$(17.9)
(a) Amounts relate to partial settlement charges associated with lump sum payments from the Washington Gas’ defined benefit supplemental executive retirement plan (DB SERP) to executives who have retired.
(b) "Other Adjustments” in 2019 represents the one-time charge associated with the temporary deviation in the substantive plan of delaying the cap on pre-65 retiree medical benefits to 2021.
© On October 1, 2018, Washington Gas prospectively adopted ASU 2017-07. As a result, only the service cost component of net periodic benefit costs (income) is eligible for capitalization.
(d) Amounts represents the amortization of previously unrecovered costs of the applicable pension benefits or the health and life benefits as approved in the District of Columbia through 2019. The amounts were fully amortized as of December 31, 2019

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
On October 1, 2018, Washington Gas adopted ASU 2017-07. This standard requires entities to report the service cost component in the same financial statement line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented separately from service cost and outside of operating income. Washington Gas includes the other components in "Other Income (expense)-net" on the Statement of Operations. In addition, only the service cost component of net benefit cost is eligible for capitalization. Changes to the presentation of service costs and other components of net benefit cost were applied retrospectively. As a result of the retrospective adoption, we reclassified $11.3 million of net periodic benefit income from "Operation and maintenance" expense to "Other income (expense)-net" on the statements of operations for the fiscal year ended September 30, 2018. Changes in capitalization practices were implemented prospectively.
Assumptions
The weighted average assumptions used to determine net periodic benefit obligations and net periodic benefit costs were as follows.

Benefit Obligations Assumptions
	Pension Benefits				Health and Life Benefits
	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018	2020	2019	2018	2018
Discount rate(a)	2.6%-2.8%	3.4%-3.5%	4.3%-4.4%	4.3%-4.4%	2.8%	3.5%	4.4%	4.4%
Rate of compensation increase	2.5%-3.0%	3.0%-3.5%	3.5%-4.1%	3.5%-4.1%	2.5%-3.0%	3.5%	4.1%	4.1%
(a) The decrease in the discount rate in the calendar year ended December 31, 2020 compared to prior years primarily reflects the decrease in long-term interest rates.

Net Periodic Benefit Cost Assumptions
	Pension Benefits				Health and Life Benefits
	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018	2020	2019	2018	2018
Discount rate(a)	3.4%-3.5%	4.3%-4.4%	4.3%-4.4%	3.6%-3.9%	3.5%	4.4%	4.4%	3.9%
Expected long-term return on plan assets(b)	5.25%	5.75%	5.75%	5.75%	4.50%	5.25%	5.25%	5.50%
Rate of compensation increase(c)	3.0%-3.5%	3.5% - 4.1%	3.5%-4.1%	3.5%-4.1%	3.5%	4.1%	4.1%	4.1%
(a) The changes in the discount rates over the prior periods primarily reflect the changes in long-term interest rates.
(b) For health and life benefits, the expected returns for certain funds may be lower due to certain portions of income that are subject to an assumed blended income tax rate of 33.32%.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
In October 2020, the SOA issued and updated improvement scale (MP-2020). The MP-2020 improvement scale and the Pri-2012 (the Private Retirement Plans Mortality table for 2012) mortality table were used to determine the benefit obligation as of December 31, 2020.
In October 2019, the SOA issued an updated base mortality table (Pri-2012) as well as an updated improvement scale (MP-2019). The white-collar Pri-2012 mortality table and MP-2019 improvement scale were used to determine the benefit obligation as of December 31, 2019.
Healthcare cost trend
Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation at December 31, 2020, for non-Medicare eligible retirees, to be 2.2% starting in 2021 and expects the trend to remain at that level thereafter.
Washington Gas assumed the healthcare cost trend rates related to the accumulated post-retirement benefit obligation at December 31, 2019, for non-Medicare eligible retirees, to be 6.25% for calendar year 2020 and expected the trend rate to decrease to 2.0% in calendar year 2021 and remain at that level thereafter.
For Medicare eligible retirees age 65 and older that will receive a subsidy each year as a benefit from the HRA plan, Washington Gas assumed no increase to the annual subsidy in calendar years 2021 - 2025, 4.0% increase in calendar year 2026 and 2% increase in calendar year 2027 and thereafter in order to approximate possible future increases to the stipend. While the plan terms do not guarantee increases to the stipend, Washington Gas intends to review the stipend annually.
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
In order to best achieve the investment objectives for each Plan, strategic allocation targets and ranges are established that control exposure to selected investment asset classes. Asset/Liability Modeling (ALM) is used to test the benefits and risks of several potential strategic asset allocation mixes. Simulated investment performance results based on assumptions about expected return, volatility, and correlation characteristics of the selected asset classes are tested for their effects on contributions, pension expense, PBO funded status, and downside Value at Risk metrics over a ten-year planning time horizon. An ALM study completed in January 2020 indicated that adopted target asset class allocations remained an appropriate trade-off between risk and reward. The following table includes the target asset allocation by asset class at December 31, 2020. Actual asset balances are reviewed monthly and allowed to range within plus or minus 5% of the target allocations. Assets are generally rebalanced to target allocations before actual amounts fall below or rise above the allowable ranges.

Target Asset Allocation by Asset Class
	Qualified Pension Trust Asset (b)	Union-eligible Trust Asset	Management Trust Asset
U.S. Equities	32%	30%	50%
International Equities	8%	—	—
Real Estate	5%	—	—
Fixed Income (a)	55%	70%	50%
Total	100%	100%	100%
(a) The Fixed Income asset class includes the related derivatives.
(b) Investment strategy for the qualified pension plan includes increasing the target fixed income allocation percentage by 10% for each 5% improvement in the Plan’s funded ratio above the 100% funded level.
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
The qualified pension plan’s investment policy allows the use of futures, options, and other derivatives for purposes of reducing portfolio risk and as a low- cost option for gaining market exposure, but derivatives may not be used for leverage. Derivatives are currently used in the Fixed Income portion of the portfolio. The qualified pension plan’s investment policy prohibits investments in Washington Gas securities. The prohibition applies to separately managed portfolios but does not apply to any commingled fund investments.
The following tables present the fair value of the pension plan assets and health and life insurance plan assets by asset category at December 31, 2020 and 2019.

Pension Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2020
Cash and cash equivalents	$4.9	$—	$4.9	0.5%
Equity securities
Preferred Securities	—	0.2	0.2	—
Fixed income securities
U.S. Treasuries	—	149.2	149.2	14.2
U.S. Corporate Debt	—	300.1	300.1	28.5
U.S. Agency Obligations and Government Sponsored Entities	—	29.3	29.3	2.8
Asset-Backed Securities	—	0.7	0.7	0.1
Municipalities	—	10.0	10.0	0.9
Non-U.S. Corporate Debt	—	46.5	46.5	4.4
Derivatives(c)	—	0.3	0.3	—
Other(a)	—	13.1	13.1	1.2
Mutual Funds(b)	60.9	—	60.9	5.8
Total investments in the fair value hierarchy	$65.8	$549.4	$615.2	58.4%
Investments measured at net asset value using the NAV practical expedient(d)
Collective Trust Fund(e)			373.8	35.5
Commingled Funds and Pooled Separate Accounts(f)			25.0	2.4
Private Equity/Limited Partnership(g)			44.0	4.2
Total fair value of plan investments			$1,058.0	100.5%
Net payable (h)			(5.0)	(0.5)
Total plan assets at fair value (i)			$1,053.0	100.0%

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Pension Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2019
Cash and cash equivalents	$4.2	$—	$4.2	0.4%
Equity securities
Preferred Securities	—	0.2	0.2	—
Fixed income securities
U.S. Treasuries	—	145.2	145.2	15.5
U.S. Corporate Debt	—	234.8	234.8	25.1
U.S. Agency Obligations and Government Sponsored Entities	—	56.7	56.7	6.1
Asset-Backed Securities	—	0.8	0.8	0.1
Municipalities	—	9.9	9.9	1.1
Non-U.S. Corporate Debt	—	45.1	45.1	4.8
Other(a)	—	6.3	6.3	0.7
Mutual Funds(b)	48.2	—	48.2	5.2
Derivatives(c)	—	(0.1)	(0.1)	—
Total investments in the fair value hierarchy	$52.4	$498.9	$551.3	59.0%
Investments measured at net asset value using the NAV practical expedient(d)
Commingled Funds and Pooled Separate Accounts(f)			358.6	38.3
Private Equity/Limited Partnership(g)			42.8	4.6
Total fair value of plan investments			$952.7	101.9%
Net payable(h)			(17.5)	(1.9)
Total plan assets at fair value (i)			$935.2	100.0%
(a) This category primarily includes non-U.S. government bonds as of December 31, 2020 and 2019.
(b) At December 31, 2020 and 2019, the investment in a mutual fund consisted primarily of common stock of non-U.S. based companies.
(c) December 31, 2020 and 2019, this category included a combination of long-term U.S. Treasury interest rate future contracts, currency forwards, currency option interest rate swaps, and put and call options on both interest rate swaps and credit default swap index products.
(d) In accordance with ASC Topic 820, these investments are measured at fair value using NAV per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(e) At December 31, 2020 investments in collective trust funds consisted primarily of 90.30% common stock of U.S companies; 7.35% income producing properties located in the United States; and 2.35% short-term money market investments.
(f) At December 31, 2020, investments in commingled funds and a pooled separate accounts consisted of 100% income producing properties located in the United States. At December 31, 2019, investments in commingled funds and a pooled separate account consisted of approximately 90%common stock U.S companies; 8% income producing properties located in the United States; and 2% short-term money market investments.
(g) At December 31, 2020 and 2019, investments in a private equity/limited partnership consisted of common stock of international companies.
(h) Net payable primarily represents pending trades for investments purchased net of pending trades for investments sold and interest receivable.
(i) This table does not include rabbi trust investments located in "Current Assets-Other" and "Deferred Charges and Other Assets-Other" on our balance sheets. Refer to Note 15 — Fair Value Measurements for fair value of rabbi trust investments.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Healthcare and Life Insurance Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2020
Cash and Cash Equivalents	$4.9	$—	$4.9	0.7%
Fixed Income Securities
U.S Agency Obligations	—	0.7	0.7	0.1
U.S. Treasuries	—	60.8	60.8	8.3
U.S. Corporate Debt	—	73.1	73.1	10.0
Municipalities	—	6.9	6.9	0.9
Non-U.S. Corporate Debt	—	8.5	8.5	1.2
Other(a)	—	5.3	5.3	0.7
Total investments in the fair value hierarchy	$4.9	$155.3	$160.2	21.9%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)			571.7	78.1%
Total fair value of plan investments			$731.9	100.0%
Net receivable(d)			(0.2)	—
Total plan assets at fair value			$731.7	100.0%

Healthcare and Life Insurance Plan Assets
				% of
(In millions)	Level 1	Level 2	Total	Total
At December 31, 2019
Cash and Cash Equivalents	$3.4	$—	$3.4	0.5%
Fixed Income Securities
U.S Agency Obligations	—	2.2	2.2	0.3
U.S. Treasuries	—	55.5	55.5	8.7
U.S. Corporate Debt	—	56.3	56.3	8.8
Municipalities	—	5.9	5.9	0.8
Non-U.S. Corporate Debt	—	11.1	11.1	1.7
Other(a)	—	2.9	2.9	0.5
Total investments in the fair value hierarchy	$3.4	$133.9	$137.3	21.5%
Investments measured at net asset value using the NAV practical expedient(b)
Commingled Funds(c)			499.6	78.3%
Total fair value of plan investments			$636.9	99.8%
Net receivable(d)			1.1	0.2
Total plan assets at fair value			$638.0	100.0%
(a) At December 31, 2020 and 2019, this category consisted primarily of non-U.S. government bonds.
(b) In accordance with ASC Topic 820, these investments are measured at fair value using Net Asset Value (NAV) per share as a practical expedient and, therefore, have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliations of the fair value hierarchy to the statements of net assets available for plan benefits.
(c) At December 31, 2020, investments held by commingled funds in which the plan invests consisted of 50% of common stock of large-cap U.S. companies, 20% of US Govt fixed income securities and 30% corporate bonds. At December 31, 2019, investments held by commingled funds in which the plan invests consisted 58% of common stock of large-cap U.S. companies, 18% of US Govt fixed income securities and 24% corporate bonds.
(d) Net receivable primarily represents pending trades for investments sold and interest receivable net of pending trades for investments purchased.

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
During the calendar year ended December 31, 2020, Washington Gas did not contribute to its qualified pension but did contribute $20.5 million and $0.5 million to its DB SERP and DB Restoration plans, respectively, which was funded by the rabbi trust. For the calendar year of 2021, Washington Gas does not expect to make a contribution to its qualified pension plan and expects to contribute $7.5 million to its DB SERP and DB restoration plans, which is expected to be funded by the related rabbi trusts. During the calendar year 2020, Washington Gas did not make contributions for its health and life insurance benefit plans. Washington Gas does not expect to make a contribution to its health and life insurance benefit plans year in 2021.
Expected Benefit Payments
Expected benefit payments, including benefits attributable to estimated future employee service, which are expected to be paid over the next ten calendar years are as follows.

Expected Benefit Payments
(In millions)	Pension Benefits	Health and Life Benefits
2021	$58.0	$15.3
2022	57.8	15.0
2023	54.7	14.7
2024	55.6	14.5
2025	56.4	14.4
2026—2030	287.7	74.2
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 11. STOCK-BASED COMPENSATION

Current Awards
We have stock-based awards outstanding in the form of performance units, restricted units and stock options. In December 2019, Washington Gas adopted a new Long-Term Incentive Plan which will be used for future grants. In addition, certain executives of Washington Gas may be awarded stock options under the AltaGas Share Option Plan. Washington Gas historically had a WGL shareholder-approved Omnibus Plan, which included grants made in shares of WGL stock. Effective upon the Merger with AltaGas in July 2018, WGL no longer has common stock outstanding and no new awards will be issued in WGL stock.
ALA Phantom Units
ALA phantom units include performance units and restricted units. All ALA phantom units have a three-year vesting period, are settled in cash, and are valued at an average ALA stock price per performance unit at vesting. The performance units vest from zero to 200 percent of the target award based on AltaGas' total shareholder return relative to a selected peer group of companies, which is a market condition under ASC Topic 718 and AltaGas' three-year adjusted funds from operation compounded growth per share during the performance period, which is a performance condition under ASC Topic 718. The restricted units vest from zero to 100 percent of the target award based on payment of a cash dividend by AltaGas.
ALA phantom units are accounted for as liability awards under ASC 718 as they only settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each period until their vesting date. The percentage of the fair value that is accrued as compensation expense at the end of each period equals the percentage of the requisite service that has been rendered at that date. Consequently, fluctuations in earnings may result.
Performance Units
Performance units have a three-year vesting period, are settled in cash and are valued at $1.00 per performance unit. A portion of the performance units vest from zero to 200 percent of the target award based on our return on equity ratio achieved during the performance period, which is a performance condition under ASC Topic 718 (ROE Award). The resulting payout is also adjusted from 80 to 120 percent by a modifier based on AltaGas' total shareholder return relative to a selected peer group of companies (TSR Modifier), which is a market condition under ASC Topic 718. A portion of the performance units vest from zero to 200 percent of the target award based on our three-year adjusted funds from operation compounded growth during the performance period, which is a performance condition under ASC Topic 718 (AFFO Award). The resulting payout if also adjusted by a TSR Modifier.
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
Restricted Units
Restricted units have a three-year vesting period, are paid in cash at the end of each year, and are valued at $1.00 per restricted unit. One third of the restricted units vest at the end of each year in the three-year period if AltaGas pays a dividend during that period.
Our restricted units are accounted for deferred compensation under ASC 710 as they only settle in cash and do not have a market condition; therefore, we measure and record compensation expense for these awards based on the probable payment at the end of each period. The percentage of the probable payment that is accrued as compensation expense at the end of each period equals the percentage of the requisite service that has been rendered at that date.
The following tables summarize information regarding performance unit and restricted unit activity during the calendar years ended December 31, 2020 and 2019.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements

Performance Units and Restricted Units Award Activity
Number of units	Calendar Year Ended December 31, 2020			Calendar Year Ended December 31, 2019
	ALA Phantom Units	Performance Units	Restricted Units	ALA Phantom Units	Performance Units	Restricted Units
Non-vested and outstanding, beginning of the year	27,707	3,558,711	940,414	—	5,934,828	2,253,585
Granted	427,607	—	—	27,707	—	—
Vested	—	—	(371,031)	—	—	(620,382)
Canceled/forfeited	(111,357)	(781,902)	(270,019)	—	(2,376,117)	(692,789)
Non-vested and outstanding, end of year	343,957	2,776,809	299,364	27,707	3,558,711	940,414
For the calendar years ended December 31, 2020 and 2019, we recognized $1.9 million and $1.6 million compensation expense, respectively, related to the ALA phantom units, performance units and restricted units.
At December 31, 2020 and 2019, total unrecognized compensation expense related to the performance units and restricted units was $0.4 million and $1.9 million, which will be recognized over a period of 0.75 years and 1.75 years, respectively. Total unrecognized compensation expense related to the ALA phantom units was $3.9 million and $0.5 million, respectively, which will be recognized over a period of 2 years.
As of December 31, 2020 and 2019, we recorded a deferred liability of $2.7 million and $1.8 million, respectively, related to the grants in “Deferred Credits-other” and a current liability of $0.9 million and $0.2 million, respectively, in "Accounts payable and other accrued liabilities-other".
For the calendar year ended December 31, 2020 and 2019, we paid $0.4 million and $0.6 million, respectively, in cash to settle restricted unit awards.
Stock Options
Certain executives of Washington Gas were awarded AltaGas stock options. At both December 31, 2020 and 2019, one third of the options vest at the end of the year in a three-year vesting period and expire after six years.
For the calendar years ended December 31, 2020, we recognized total $0.6 million U.S. dollars compensation expense related to stock options. There was no such expense for the year ended December 31, 2019.
At December 31, 2020 and 2019, the unrecognized expense for the fair value of share option compensation cost associated with future periods was $0.5 million and $0.3 million Canadian dollars, respectively.
The following table summarizes information about the stock options.

	Calendar Year Ended December 31, 2020		Calendar Year ended December 31, 2019
	Number of Options	Exercise Price (Canadian Dollars)	Number of options	Exercise Price (Canadian Dollars)
Stock Options outstanding, beginning of year	208,561	$23.88	65,000	$35.16
Granted	338,962	$19.57	143,561	$18.78
Stock options outstanding, end of year	547,523	$21.21	208,561	$23.88
Stock option exercisable, end of year	106,604	$28.05	52,500	$36.14
At December 31, 2020 and 2019, the aggregate intrinsic value of the total share options exercisable, the total intrinsic value of share options outstanding, and the total intrinsic value of share options exercised were all insignificant.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
The following table summarizes the employee share option plan at December 2020.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Exercise Price (Canadian Dollars)	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price (Canadian Dollars)	Weighted Average Remaining Contractual Life (Years)
$18.00 to $25.08	482,523	19.33	5.00	47,854	18.78	4.96
$25.09 to $46.70	65,000	35.16	1.13	58,750	35.59	1.02
Total	547,523	21.21	4.54	106,604	28.05	2.54
The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average grant date fair value and assumptions are as follows.

	Calendar Years Ended December 31,
	2020	2019
Fair value per options (Canadian dollars)	2.59	2.46
Risk-free interest rate (%)	1.57	1.63
Expected life (years)	6	6
Expected volatility (%)	25.05	24.99
Annual dividend per share (Canadian dollars) (a)	4.85	5.03
(a) Annual dividend per share is calculated based on a weighted average share price and forward dividend yields as the grant dates.
Prior Merger Awards
Prior to the Merger with AltaGas, Washington Gas had stock-based awards outstanding in the form of performance shares and performance units. Upon the Merger with AltaGas, the awards granted in fiscal years 2017 and 2016 were accelerated and became fully vested. The awards granted in fiscal year 2018 were converted to a fixed cash amount and still required vesting over a three-year period through September 2020.
For the calendar year ended December 31, 2020, we recognized compensation expense of $0.4 million for the fiscal year 2018 grant. As of December 31, 2020, there was no unrecognized compensation expense or liability related to these awards. During the calendar year ended December 31, 2020, we paid $3.2 million in cash to settle the fiscal year 2018 grant.
For the calendar year ended December 31, 2019, we recognized compensation expense of $2.0 million for the fiscal year 2018 grant.
For the three months ended December 31, 2018, we recognized compensation expense $1.0 million for the fiscal year 2018 grant.
For the fiscal year ended September 30, 2018, we recognized compensation expense $15.8 million for all outstanding awards. A $4.9 million income tax benefit was related to the compensation expense. $38.5 million cash was paid to settle the fiscal year 2017 and 2016 awards that were accelerated.
Stock Grants to Directors
Prior to the Merger with AltaGas, non-employee directors received a portion of their annual retainer fee in the form of WGL common stock through the Directors’ Stock Compensation Plan. For the fiscal years ended September 30, 2018, WGL recognized stock-based compensation expense related to stock grants of $0.8 million. No new common stock awards were granted to directors after the Merger.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 12. ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations related to environmental matters. These laws and regulations may require expenditures over a long time frame to control environmental effects. Almost all of the environmental liabilities we have recorded are for costs expected to be incurred to remediate sites where we or a predecessor affiliate operated manufactured gas plants (MGPs). Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following:
•the complexity of the site;
•changes in environmental laws and regulations at the federal, state and local levels;
•the number of regulatory agencies or other parties involved;
•new technology that renders previous technology obsolete or experience with existing technology that proves ineffective;
•the level of remediation required; and
•variations between the estimated and actual period of time that must be dedicated to respond to an environmentally-contaminated site.
Washington Gas has identified up to ten sites where it or its predecessors may have operated MGPs. Washington Gas last used any such plant in 1984. In connection with these operations, we are aware that coal tar and certain other by-products of the gas manufacturing process are present at or near some former sites and may be present at others.
At December 31, 2020 and 2019, Washington Gas reported a liability of $10.3 million and $10.7 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At December 31, 2020 and 2019, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $30.6 million and $30.7 million, respectively. The maximum liability at December 31, 2020 included $19.1 million related to the Anacostia river study and $8.0 million related to the East Station property, which are further discussed below. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of expected years that will be required to perform environmental response processes and the extent of remediation that may be required.
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
In addition, at another adjoining property known as the “Boat Club Property,” located to the east of the property owned by the District of Columbia, Washington Gas agreed to perform a site investigation and report the findings pursuant to oversight by the District of Columbia DOEE. This property was subject to a July 12, 2019, Administrative Order from the DOEE. That Administrative Order was withdrawn and the Company entered into a negotiated Administrative Order on Consent with the DOEE that was effective on March 11, 2020. Under the terms of the Administrative Order on Consent, the Company submitted a Remedial Investigative Report on February 26, 2021.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Washington Gas received a letter in February 2016 from the DOEE and National Park Service regarding the Anacostia River Sediment Project, indicating that the District of Columbia is conducting a separate remedial investigation and feasibility study of the river to determine if and what cleanup measures may be required and to prepare a natural resource damage assessment. On December 27, 2019, DOEE issued an Anacostia River Sediment Project Proposed Plan, a River-wide Feasibility Study, and supporting documents for public comment. Although the Proposed Plan identifies East Station as one of fifteen potential environmental cleanup sites, DOEE is proposing to continue the remediation of East Station under Washington Gas’ existing Consent Decree rather than as part of the Anacostia River Sediment Project. DOEE issued an Interim Record of Decision for remediation of “Early Action Areas” (that do not include East Station) in the Anacostia River by September 30, 2020. On January 6, 2021, the Company received a supplement to a September 2017 information request from DOEE and the National Park Service regarding its East Station property. We are not able to estimate the total amount of potential costs or timing associated with the District of Columbia’s environmental investigation on the Anacostia River at this time. While an allocation method has not been established, Washington Gas has accrued an amount for estimated study costs based on a potential range of estimates.
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
At December 31, 2020 and 2019, Washington Gas reported a regulatory asset of $7.4 million and $7.0 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments
Natural Gas Contracts — Minimum Commitments
At December 31, 2020, Washington Gas had service agreements with five pipeline companies that provide direct service for firm transportation and/or storage services. These agreements, which have expiration dates ranging from calendar years 2021 to 2044, require Washington Gas to pay fixed charges each month. Additionally, Washington Gas had agreements for other pipeline and peaking services with expiration dates ranging from 2021 to 2028. These agreements were entered into based on current estimates of growth of the Washington Gas system, together with other factors, such as current expectations of the timing and extent of unbundling initiatives in the Washington Gas service territory. In addition, Washington Gas has agreements for minimum contractual payments to purchase natural gas at variable market prices with expiration dates ranging from 2021 to 2033.
The following table summarizes the minimum contractual payments that Washington Gas will make under its pipeline transportation, storage and peaking contracts, as well as minimum contractual payments to purchase natural gas during the next five calendar years and thereafter.

Washington Gas Contract Minimums
(In millions)	Pipeline Contracts(a)	Gas Purchase Commitments(b)
2021	$259.4	$349.7
2022	254.0	359.9
2023	244.6	318.1
2024	212.7	323.4
2025	197.2	328.9
Thereafter	641.2	1,645.4
Total	$1,809.1	$3,325.4
(a) Represents minimum payments for natural gas transportation, storage and peaking contracts that have expiration dates through calendar year 2044.
(b) Includes known and reasonably likely commitments to purchase natural gas. Cost estimates are based on forward market prices at December 31, 2020.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Merger Commitments
In connection with the Merger in 2018, Washington Gas and AltaGas have made commitments related to the terms of the PSC of DC settlement agreement and the conditions of approval from the PSC of MD and the SCC of VA. Among other things, these commitments included rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. As of December 31, 2020, the remaining unpaid amount for the previously accrued merger commitments was $11.9 million. In addition, there are certain additional regulatory commitments that were and will be expensed as the costs are incurred, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10-year period to further extend natural gas service; and spending $8.0 million for leak mitigation within 3 years after the Merger close which has been paid as of December 31, 2020. Additionally, there are a number of operational commitments that have an impact on the ongoing business of Washington Gas, including reductions of leak backlogs, conducting a root cause analysis related to customer service, increasing supplier diversity, achieving synergy savings benefits, developing protocols for moving meters from inside to outside customers’ premises, as well as reporting and tracking related to all the commitments.
The following table presents the future payments of merger commitments by calendar year. These commitments have been accrued on Washington Gas' balance sheets at December 31, 2020.

Merger Commitments Payments
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Merger commitments	$4.1	$1.5	$1.5	$1.2	$1.2	$2.4	$11.9
Financial Guarantees
At December 31, 2020, there was no guarantee to external parties.
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
Antero Contract.
In June 2019, a jury trial was held in the County Court for Denver, Colorado to consider a contractual dispute relating to gas pricing between Washington Gas and its affiliate WGL Midstream and Antero Resources Corporation (Antero). Following the trial, the jury returned a verdict in favor of Antero for $95.9 million, of which $11.2 million was against Washington Gas, and $84.7 million against WGL Midstream. Following the official entry of the judgment, the Company filed an appeal on August 16, 2019. On December 10, 2020, the Colorado Court of Appeals issued an unpublished opinion affirming the judgment of the trial court. A satisfaction has been filed with the court after we paid the full legal liability in February 2021.
As of December 31, 2020, the Company has accrued a legal liability with court fees and interest in a total amount of $12.5 million recorded in “Accounts payable and accrued liabilities” on Washington Gas' balance sheets, which was paid in February 2021. Washington Gas recorded a receivable from our trading partner for an amount expected to be recovered under a commercial arrangement, and a receivable related to sharing with our customers as the contract relates to asset optimization. The receivable from our trading partner, net of the allowance for doubtful accounts, was $1.4 million in “Deferred charges and other assets-Other”, and sharing with customers was $5.1 million in “Regulatory assets - Gas costs” on the balance sheets. Management believes that there are no additional contingencies associated with the Antero judgement.

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
Maryland Show-Cause Order.  Following the National Transportation and Safety Board (NTSB) hearing that examined the August 10, 2016, explosion and fire at an apartment complex in Silver Spring, Maryland, on September 5, 2019, the PSC of MD ordered the Company to (i) provide a detailed response to the NTSB’s probable cause findings, and (ii) provide evidence regarding the status of a 2003 mercury regulator replacement program, and if the program was not completed, to show cause why the Commission should not impose a civil penalty on the Company. Following several hearings throughout the course of 2019 and 2020, on December 18, 2020, the PSC of MD found that the Company failed to file annual reports informing the PSC of MD of the status of the Company’s program and imposed a $750,000 penalty on the Company for reporting violations. The PSC of MD ruled that the NTSB probable cause finding constituted hearsay and could not be admitted into the record of the case and did not undertake its own inquiry into the source of the explosion. The PSC of MD did not make any safety-related findings in the case but did find that the Company made an enforceable regulatory commitment to replace all mercury regulators. The Company paid the $750,000 penalty in January 2021 and management believes that there is no additional liability as a result of the ruling from the PSC of MD. In its December 18, 2020 order, the PSC of MD also found that Washington Gas' proposed implementation plan to replace all remaining mercury regulators within five years of completing a mercury regulator survey adequately addresses the need to replace all remaining mercury regulators in Maryland, and is in the public interest. The costs of the proposed implementation program are not yet known, and the recovery of these costs must be deferred until a future rate case.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 14. DERIVATIVES

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
Washington Gas has a collaborative arrangement with a third party to facilitate the asset optimization program. The collaborative arrangement allocates a tiered percentage of profits or losses to the third party as compensation for its participation. The costs recorded by Washington Gas related to the collaborative arrangement totaled $8.6 million, $6.0 million, $2.1 million, and $9.5 million for the calendar years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and fiscal year ended September 30, 2018, respectively. These amounts were recorded in “Utility cost of gas” on Washington Gas’ statements of operations. Either party may terminate the collaborative arrangement through the delivery of a termination notice. In such an event, Washington Gas may make a payment upon termination.
The following table presents the net margin recorded to “Utility cost of gas” after sharing and management fees associated with our asset optimization transactions.

Net Margins for Asset Optimization
(In millions)	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019 (a)	2018 (a)	2018
Realized gain	$20.8	$13.1	$5.3	$23.9
Unrealized gain/(loss)	3.6	5.4	$(4.2)	10.4
Net margin gain/(loss)	$24.4	$18.5	$1.1	$34.3
(a) The net margin for the calendar year ended December 31, 2019 also includes a $3.0 million loss related to Antero contract. Refer to Note 13 — Commitments and Contingencies for further information of Antero contract.
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

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Notional Summary
The following table presents the balance sheet classification for all derivative instruments at December 31, 2020 and 2019.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	December 31, 2020	December 31, 2019
Natural Gas (In millions of therms)
Asset optimization & trading	10,471.0	11,671.0
Other risk-management activities	881.0	976.0
Location, Fair Value and Offsetting of Derivative Assets and Liabilities Recognized on the Balance Sheets
The following table presents the balance sheet line items where derivatives are recognized. Washington Gas has elected to offset the fair value of recognized derivative instruments against the right to reclaim or the obligation to return collateral for derivative instruments executed under the same master netting arrangement in accordance with ASC Topic 815. All recognized derivative contracts and associated financial collateral subject to a master netting arrangement or similar that is eligible for offset under ASC Topic 815 have been presented net on the balance sheets.

Balance Sheet Classification of Derivative Instruments
(In millions)	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in balance sheet	Netting of collateral	Net amounts presented on balance sheet
December 31, 2020
Derivative assets (a)	$17.8	$(1.5)	$—	$16.3
Derivative liabilities (b)	(98.8)	1.5	1.6	$(95.7)
Net derivative assets (liabilities)	$(81.0)	$—	$1.6	$(79.4)
December 31, 2019
Derivative assets (a)	$13.0	$4.0	$—	$17.0
Derivative liabilities (b)	(104.0)	(4.0)	6.2	(101.8)
Net derivative assets (liabilities)	$(91.0)	$—	$6.2	$(84.8)
(a) Derivative assets at December 31, 2020 include $5.0 million recorded in "Current assets — Derivatives" and $11.3 million in" Deferred charges and other assets — Derivatives" on Washington Gas' balance sheets; Derivative assets at December 31, 2019 include $6.6 million recorded in "Current assets —Derivatives" and $10.4 million in" Deferred charges and other assets — Derivatives" on Washington Gas' balance sheets.
(b) Derivative liabilities at December 31, 2020 include $7.1 million recorded in "Current liabilities — Derivatives " and $88.6 million recorded in " Deferred credits — Derivatives" on Washington Gas' balance sheets; Derivative liabilities at December 31, 2019 include $4.1 million recorded in "Current liabilities — Derivatives " and $97.7 million recorded in " Deferred credits — Derivatives" on Washington Gas' balance sheets.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Gains and (Losses) on Derivatives
The following table presents all gains and losses associated with derivative instruments.

Gains and (Losses) on Derivative Instruments
(In millions)	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018
Recorded to income — Utility cost of gas	$5.5	$5.5	$(3.2)	$(2.1)
Recorded to regulatory assets — Gas costs	0.3	14.0	$(6.0)	(7.6)
Total	$5.8	$19.5	$(9.2)	$(9.7)
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
At December 31, 2020 and 2019, Washington Gas had $2.8 million and $5.2 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At December 31, 2020 and 2019, Washington Gas had $0.2 million and $0.1 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At December 31, 2020 and 2019, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on December 31, 2020 and 2019, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	December 31, 2020	December 31, 2019
Derivative liabilities with credit-risk-contingent features	$0.7	$0.4
Maximum potential collateral requirements	0.6	0.4
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At December 31, 2020, one counterparty represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $17.4 million.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 15. FAIR VALUE MEASUREMENTS

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

Fair Value Under the Fair Value Hierarchy
(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2020
Financial assets
Fair value through net income
Cash equivalents (a)	$3.2	$3.2	$—	$—	$3.2
Rabbi trust investments (b)	22.0	22.0	—	—	22.0
Derivative asset - current	2.1	—	0.7	1.4	2.1
Derivative asset - deferred	4.5	—	—	4.5	4.5
Fair value through regulatory assets/liabilities
Derivative asset - current	2.9	—	0.9	2.0	2.9
Derivative asset - deferred	6.8	—	—	6.8	6.8
Amortized cost
Other long-term receivables (c)	1.4	—	1.4	—	1.4
Total Assets	$42.9	$25.2	$3.0	$14.7	$42.9
Financial Liabilities
Fair value through net income
Derivative liabilities - current	$(0.4)	$—	$—	$(0.4)	$(0.4)
Derivative liabilities - deferred	(26.8)	—	—	(26.8)	(26.8)
Fair value through regulatory assets/liabilities
Derivative liabilities - current	(6.7)	—	(0.3)	(6.4)	(6.7)
Derivative liabilities - deferred	(61.8)	—	(0.7)	(61.1)	(61.8)
Amortized cost
Commercial paper (d)	(285.0)	—	(285.0)	—	(285.0)
Unsecured notes (e)	(1,446.9)	—	(1,779.8)	—	(1,779.8)
Total Liabilities	$(1,827.6)	$—	$(2,065.8)	$(94.7)	$(2,160.5)

(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2019
Financial assets
Fair value through net income
Cash equivalents (a)	$11.0	$11.0	$—	$—	$11.0
Rabbi trust investments (b)	44.1	44.1	—	—	44.1
Derivative asset - current	2.6	—	0.1	2.5	2.6
Derivative asset - deferred	4.1	—	0.2	3.9	4.1
Fair value through regulatory assets/liabilities
Derivative asset - current	4.0	—	—	4.0	4.0
Derivative asset - deferred	6.3	—	0.3	6.0	6.3
Amortized cost
Other long-term receivables (c)	1.3	—	1.3	—	1.3
Total Assets	$73.4	$55.1	$1.9	$16.4	$73.4
Financial Liabilities
Fair value through net income
Derivative liabilities - current	$(0.7)	$—	$—	$(0.7)	(0.7)
Derivative liabilities - deferred	(28.4)	—	—	(28.4)	(28.4)

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
(b) Rabbi Trust investments are invested in money market funds. At December 31, 2020, carrying amount of $6.7 million and $15.3 million was included in "Current assets — Other" and "Deferred charges and other assets — Other" of the accompanying balance sheets, respectively; At December 31, 2019, carrying amount of $19.5 million and $24.6 million was included in "Current assets — Other" and "Deferred charges and other assets — Other", respectively.
(c) Amount represents a long-term receivable from one of our trading partners related to the Antero contract discussed in Note 13 — Commitments and Contingencies. The carrying amount represents the long-term receivable net of allowance for doubtful accounts.
(d) The balance at December 31, 2020 includes $185.0 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets. The balance at December 31, 2019 includes $299.5 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets.
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

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value	Valuation Techniques	Unobservable Inputs	Weighted Average (a)	Range
December 31, 2020	($80.0)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	(0.36)	($0.910)-$2.073
December 31, 2019	($84.8)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	n/a	($0.905)-$2.523
(a) ASU 2018-13 has been applied prospectively, beginning with the interim period ending March 31, 2020. The average level 3 price was weighted by transaction volume.
Reconciliation of Level 3 Assets and Liabilities
The following table presents a reconciliation of changes in net fair value of Level 3 derivative instruments measured at fair value on a recurring basis.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
(In millions)	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018
Balance at beginning of period	$(84.8)	$(106.6)	$(94.1)	$(122.6)
Realized and unrealized gains (losses)
Recorded to income-Utility cost of gas	4.1	7.2	(4.4)	(4.5)
Recorded to regulatory assets—gas costs	(1.2)	17.8	(5.8)	(10.0)
Transfers into Level 3	—	(6.7)	—	(6.9)
Transfers out of Level 3	1.3	7.9	—	8.9
Settlements	0.6	(4.4)	(2.3)	41.0
Balance at end of period	$(80.0)	$(84.8)	$(106.6)	$(94.1)

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
The following table presents the unrealized gains (losses) attributable to Level 3 derivative instruments measured at fair value on a recurring basis.

Unrealized Gains (Losses) Recorded for Level 3 Measurements
(In millions)	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018
Recorded to income — Utility cost of gas	$6.7	$9.9	$(4.0)	$2.3
Recorded to regulatory assets — Gas costs	7.2	21.6	(5.3)	0.2
Total	$13.9	$31.5	$(9.3)	$2.5

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 16. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs at the lower of cost or market, and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries at the higher of cost or market. Washington Gas records a payable for the total shared service costs allocated to all of WGL's subsidiaries in "Payable to associated companies" and a receivable for the shared service costs allocated to WGL’s other subsidiaries in “Receivables from associated companies” on the balance sheets. Additionally, effective upon the approval by the SCC of Virginia in March 2020, Washington Gas began receiving certain corporate services from SEMCO Energy, Inc., (SEMCO), a subsidiary of AltaGas. Washington Gas records in "Payable to associated companies" on its balance sheets for the services provided by SEMCO. The expenses associated with services provided by AltaGas and SEMCO are recorded to “Operation and maintenance” on Washington Gas' statements of operations.
The net expenses of $19.7 million, $18.2 million and $4.5 million were included in “Operation and maintenance” on the statements of operations for the calendar year ended December 31, 2020 and 2019, and three months ended December 31, 2018, respectively, reflecting the corporate service cost allocated to Washington Gas.
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
Project Financing
WGL Energy Systems obtains third-party project financing for energy management services projects with the federal government under Washington Gas’ area-wide contract. As work is performed, Washington Gas establishes a contract asset in “Receivables” representing the government’s obligation to remit principal and interest and records a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount.
At December 31, 2020, Washington Gas recorded $16.1 million of contract assets in "Receivables” and a $16.1 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
At December 31, 2019, Washington Gas recorded $44.2 million of contract assets in “Receivables” and a $44.2 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
In October 2018, WGL Energy Systems repaid $53.0 million historically drawn by Washington Gas from a third-party lender for Washington Gas' area-wide contract that the lender demanded repayment for due to delays in achieving final acceptance from the federal government agency customer. The $53.0 million was included in "Payables to associated companies" on Washington Gas' balance sheets at December 31, 2018. In February 2019, WGL sold the contract asset, and accordingly, Washington Gas reversed the associated amount in “Payables to associated companies” and “Receivables” on its balance sheets during the quarter ended March 31. 2019.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
Related Party Transactions with Hampshire
Hampshire Gas Company (Hampshire), a wholly owned subsidiary of WGL, owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in "Operation and maintenance" in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. A right-of-use (ROU) asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded expenses related to the cost of services provided by Hampshire in "Operation and maintenance " on Washington Gas' statements of operations of $8.2 million and $7.4 million, $1.7 million and $6.9 million for the calendar year ended December 31, 2020 and 2019, three months ended December 31, 2018 and fiscal year ended September 30, 2018, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in "Payable to associated companies" of Washington Gas' balance sheets.
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
Washington Gas provides gas balancing services related to storage, injections, withdrawals and deliveries to all energy marketers participating in the sale of natural gas on an unregulated basis through the customer choice programs that operate in its service territory. These balancing services include the sale of natural gas supply commodities related to various peaking arrangements contractually supplied to Washington Gas and then partially allocated and assigned by Washington Gas to the energy marketers, including WGL Energy Services. Washington Gas records revenues in "Operating revenue" of its statements of operations for these balancing services pursuant to tariffs approved by the appropriate regulatory bodies. The following table shows the amounts Washington Gas charged WGL Energy Services for balancing services.

Washington Gas - Gas Balancing Service Charges
(In millions)	Calendar Years Ended December 31,		Three Month Ended December 31,	Fiscal Year Ended September 30,
	2020	2019	2018	2018
Gas balancing service charge	$16.6	$20.0	$4.6	$18.5
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded $2.0 million receivable from and $2.1 million payable to WGL Energy Services at December 31, 2020 and 2019, respectively, related to an imbalance in gas volumes. The receivable and payable are recorded in "Accounts receivable" and "Accounts payable and other accrued liabilities" on Washington Gas' balance sheet. Refer to Note 1—Accounting Policies of the Notes to Financial Statements for further discussion of these imbalance transactions.
Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and separate program approved by the PSC of DC, whereby it purchases receivables from participating energy marketers at approved discount rates. WGL Energy Services is one of the energy marketers that participates in these POR programs and sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheet. At December 31, 2020 and 2019, Washington Gas had balances of $6.9 million and $7.9 million, respectively, of purchased receivables from WGL Energy Services.
Refer to Note 9 — Income Taxes of the Notes to financial statements for discussions of related party income taxes.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(AOCI)

The following table shows the changes in accumulated other comprehensive income (loss) for Washington Gas by component.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2020	2019	2018	2018
Beginning Balance	$4,576	$(7,106)	$(2,380)	$(4,911)
Amortization of prior service credit (a)(b)	(1,493)	(649)	(226)	(675)
Amortization of actuarial loss (a)(b)(c)	2,129	1,787	447	1,487
Actuarial gain (loss) arising during the period (a)	(4,736)	14,672	(6,597)	4,620
Current-period other comprehensive income (loss)	(4,100)	15,810	(6,376)	5,432
Income tax expense (benefit) related to pension and other post-retirement benefit plans (c)	(1,101)	4,128	(1,650)	2,901
Ending Balance	$1,577	$4,576	$(7,106)	$(2,380)
'(a)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note 10 — Pension and other post-retirement benefit plans for additional details.
(b) Amortization of prior service cost and amortization of actuarial gain (loss) represent the amounts reclassified out of AOCI to “Other income (expense)” of statements of operations for the reported periods.
(c) In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the MRVA used in the determination of net periodic pension and other post-retirement benefit plan costs. We retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required.. Refer to Note 1 — Accounting Policies for further discussion.

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

	Calendar Years Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(In thousands)	2020	2019	2018	2018
CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables	$9,288	$(16,494)	$(222,098)	$(13,557)
(Receivables from) payables to associated companies — net	(116,703)	(7,362)	18,788	(43,161)
Gas costs and other regulatory assets/liabilities — net	(54,684)	26,374	40,028	27,994
Storage gas	17,395	15,952	(2,550)	(8,626)
Prepaid taxes	11,029	(7,383)	(9,461)	5,618
Accounts payable and other accrued liabilities	(11,014)	(56,925)	61,029	18,378
Customer deposits and advance payments	(1,309)	(14,318)	(29,288)	19,464
Accrued taxes	2,856	(4,670)	1,024	14,619
Other current assets	5,575	(13,591)	(28)	(14,605)
Other current liabilities	1,424	(2,474)	(121)	154
Deferred gas costs — net	(16,764)	33,044	(51,936)	(8,306)
Deferred assets — other	(16,911)	4,981	483	(5,895)
Deferred liabilities — other	76,918	(28,004)	(7,072)	(20,606)
Pension and other post-retirement benefits	(19,030)	(15,677)	(638)	(14,521)
Changes in operating assets and liabilities	$(111,930)	$(86,547)	$(201,840)	$(43,050)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (a)
Income taxes paid (refunded) — net	$(2,880)	$15,623	$3,782	$(2,983)
Interest paid including interest for finance leases	$62,883	$57,922	$4,982	$57,036
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (a)
Extinguishment of project debt financing	$—	$(15,460)	$(53,018)	$(28,312)
Capital expenditure accruals included in accounts payable and other accrued liabilities	$74,121	$26,590	$33,245	$53,367
(a) Refer to Note 4 — Leases for additional supplemental cash flow disclosure related to leases.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows.

(In thousands)	December 31,			September 30,
	2020	2019	2018	2018
Cash and cash equivalents	$1	$17,069	$6,082	$1
Restricted cash included in Current assets — Other	6,673	19,464	20,207	20,207
Restricted cash included in Deferred charges and other assets — Other	15,288	24,615	45,134	44,775
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$21,962	$61,148	$71,423	$64,983
Restricted cash included in "Current assets — Other" and "Deferred charges and other assets — Other" on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The rabbi trusts were funded pursuant to the agreement of merger with AltaGas. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds were invested in money market funds at December 31, 2020, 2019 and 2018, and September 30, 2018. Refer to Note 10 — Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

Washington Gas Light Company
Part II
Item 8. Financial Statements and Supplementary Data (continued)
Notes to Financial Statements
NOTE 19. COMPARATIVE DATA

The following table presents financial information for the calendar years ended December 31, 2020, 2019 and 2018 and three months ended December 31, 2018 and 2017. Due to the change in accounting principle we made during the third quarter of 2020, we retrospectively applied the change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.

(In thousands)	Calendar Years Ended			Three Months Ended December 31,
	2020	2019	2018 (Unaudited)	2018	2017 (Unaudited)
OPERATING REVENUES	$1,234,315	$1,330,651	$1,272,694	$402,101	$377,470
OPERATING EXPENSES
Utility cost of gas	328,244	461,574	438,939	156,641	124,745
Operation and maintenance	399,498	404,961	564,536	102,728	82,372
Depreciation and amortization	145,585	142,565	136,373	34,948	33,646
General taxes and other assessments	152,654	149,618	146,747	38,552	39,983
Total Operating Expenses	1,025,981	1,158,718	1,286,595	332,869	280,746
OPERATING INCOME	208,334	171,933	(13,901)	69,232	96,724
Other income (expense) — net	21,737	5,822	(4,052)	2,045	1,870
Interest expense	65,352	62,567	59,237	15,706	14,973
INCOME (LOSS) BEFORE INCOME TAXES	164,719	115,188	(77,190)	55,571	83,621
INCOME TAX EXPENSE (BENEFIT)	32,844	18,083	(42,591)	7,471	25,072
NET INCOME (LOSS)	$131,875	$97,105	$(34,599)	$48,100	$58,549
Loss on preferred stock extinguishment	—	556	—	—	—
Dividends on preferred stock	—	1,169	1,320	330	330
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$131,875	$95,380	$(35,919)	$47,770	$58,219

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
During the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the MRVA used in the determination of net periodic pension and other post-retirement benefit plan costs. We retrospectively applied the change in accounting principle to all applicable prior period financial information presented herein as required. The change in accounting principle increased both the net income (loss) and net income (loss) applicable to common stock of $1.7 million for each of the first, second, and third quarters in 2020, and $2.0 million for the fourth quarter of 2020. The change in accounting principle decreased both the net income (loss) and net income (loss) applicable to common stock of $0.7 million for each of the four quarters in 2019. Refer to Note 1 — Accounting Policies for further discussion.

(In thousands)	Quarters Ended
	March 31	June 30	September 30	December 31
2020
Operating revenues	$501,735	$211,166	$143,383	$378,031
Operating income (loss)	$171,167	$(10,632)	$(35,928)	$83,727
Net income (loss)	$127,759	$(14,600)	$(36,622)	$55,338
Net income (loss) applicable to common stock	$127,759	$(14,600)	$(36,622)	$55,338
2019
Operating revenues	$593,653	$198,484	$122,305	$416,209
Operating income (loss)	$152,580	$(10,138)	$(73,050)	$102,541
Net income (loss)	$112,319	$(21,268)	$(66,476)	$72,530
Net income (loss) applicable to common stock	$111,989	$(21,598)	$(66,476)	$71,465

Washington Gas Light Company
Part II
Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Washington Gas Light Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Washington Gas Light Company (the Company) as of December 31, 2020 and 2019 and the related statements of operations, comprehensive income, common shareholder's equity and cash flows for the years ended December 31, 2020 and 2019 and three months ended December 31, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, and three months ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842)

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the amendments in ASU’s 2018-01, 2018-11, and 2018-20, effective January 1, 2019.

Voluntary Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company made a voluntary change in accounting principle for calculating the market-related value of assets used to determine the net periodic pension and other post-retirement benefit plan cost for fixed income investments and related derivatives held within its pension and other post-retirement benefit plans during the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Washington Gas Light Company
Part II

Regulatory Accounting

Description of the Matter
As discussed in Note 5 to the financial statements, Washington Gas accounts for its regulated operations in accordance with Accounting Standards Codification Topic 980, Regulated Operations. As such, the Company defers certain costs as regulatory assets and records them as expenses on its statements of operations as it collects the revenue designed to recover these costs through customers’ rates. The Company also records regulatory liabilities for gains previously realized or for amounts previously collected from customers for expenses expected to be incurred in the future. As of December 31, 2020, the Company recorded $244.1 million of regulatory assets and $950.9 million of regulatory liabilities.

Auditing the Company’s regulatory assets and liabilities was complex due to significant judgments made by management to support its assertions about the probability of both the recovery of regulatory assets and the refund of regulatory liabilities. In particular, there was subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020 and judgment required to evaluate the relevance and reliability of audit evidence to support the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the recorded amounts of regulatory assets and liabilities, operating revenues and expenses, and related disclosures.

How We Addressed the Matter in Our Audit
We performed audit procedures that included, among others, evaluating the reasonableness of the Company’s assessment of the probability of the recovery of the regulatory assets and the refund of regulatory liabilities. For example, we evaluated the Company’s correspondence with the regulatory commissions, status of regulatory proceedings, past practices, and recent rate orders issued to other regulated entities in the same jurisdictions. In addition, we evaluated the Company’s related disclosures.

Fair Value Measurement of Level 3 Derivative Instruments

Description of the Matter
As described in Notes 14 and 15 to the financial statements, Washington Gas enters into commodity contracts that qualify as derivative instruments and are accounted for under ASC Topic 815, Derivatives and Hedging. The fair value measurements of certain of these contracts are considered Level 3 under the fair value hierarchy as they are determined using significant unobservable inputs. As of December 31, 2020, derivative assets of $14.7 million and derivative liabilities of $94.7 million were recorded based on Level 3 fair value measurements.

Auditing the fair value measurement of Level 3 derivative instruments was complex given the judgmental nature of the assumptions used as inputs into the valuation models. In particular, the valuation of Level 3 derivative instruments is sensitive to significant unobservable inputs used by the Company such as the assumed natural gas basis prices and implied volatilities of natural gas prices. These unobservable assumptions could be affected by future economic and market conditions.

Washington Gas Light Company
Part II

How We Addressed the Matter in Our Audit
To test the valuation of Level 3 derivative instruments, our audit procedures included, among others, evaluating the valuation methodologies used by the Company and testing significant inputs, assumptions and the mathematical accuracy of the calculations. In certain instances, with involvement of our valuation specialists, we independently determined the significant unobservable assumptions described above, calculated the resulting fair values and compared them to the Company’s estimates. For a sample of instruments, we obtained forward prices from independent sources, including broker quotes, evaluated the Company’s assumptions related to their forward curves and obtained external confirmation of key contract terms from counterparties. We also performed sensitivity analyses using independent sources of market data to evaluate the change in fair value of Level 3 derivative instruments that would result from changes in underlying assumptions.

/s/ Ernst & Young LLP

We have served as Washington Gas Light Company’s auditor since 2018.

Tysons, Virginia
February 26, 2021

Washington Gas Light Company
Part II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Washington Gas Light Company

Opinion on the Financial Statements

We have audited the accompanying statements of income, comprehensive income, common shareholder's equity, and cash flows for the year ended September 30, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements") of Washington Gas Light Company ("Washington Gas"). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of Washington Gas for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, Washington Gas has elected to change its method of accounting for calculating the market-related value of assets used in the determination of net periodic pension and other post-retirement benefit plan costs for the year ended September 30, 2018.

Basis for Opinion

These financial statements are the responsibility of Washington Gas' management. Our responsibility is to express an opinion on Washington Gas' financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Washington Gas in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Washington Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Washington Gas' internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

McLean, Virginia

November 19, 2018 (March 1, 2019, as to the effects of the adoption of ASU2017-07 during the three months ended December 31, 2018 and December 1, 2020 as to the effects of the change in accounting principle for calculating the market-related value of assets used in the determination of net periodic pension and other post-retirement benefit plan costs described in Note 1)

We began serving as Washington Gas' auditor in 2002. In 2018 we became the predecessor auditor.

Washington Gas Light Company
Part II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Washington Gas Light Company
Part II
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures
Senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Washington Gas’ disclosure controls and procedures were effective as of December 31, 2020.
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
Management has assessed the effectiveness of Washington Gas’ internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Washington Gas maintained effective internal control over financial reporting as of December 31, 2020.
This annual report on Form 10-K does not include an attestation report of Washington Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC.
Changes In Internal Control Over Financial Reporting
There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas, including no changes resulting from COVID-19.

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

Washington Gas Light Company
Part III
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by (a) Deloitte & Touche LLP (“Deloitte”), the company’s independent public accounting firm for the fiscal year ended September 30, 2018, for services rendered with respect to the fiscal year ended September 30, 2018, and (b) Ernst & Young LLP ("EY"), the company's independent registered public accounting firm for the calendar years ended December 31, 2020 and 2019 and three months ended December 31, 2018, for services rendered with respect to the calendar years ended December 31, 2020 and 2019 and three months ended December 31, 2018, respectively, are below.

	Calendar Year	Calendar Year	Three Months	Fiscal Year
	Ended December 31,	Ended December 31,	Ended December 31,	Ended September 30,
	2020	2019	2018	2018
Audit Fees(1)	$1,538,023	$1,342,192	$642,479	$1,709,225
Audit Related Fees(2)	$136,365	$272,000	$—	$—
Tax Fees(3)	$7,936	$20,462	$—	$370,064
All Other Fees(4)	$—	$—	$—	$13,670
TOTAL FEES	$1,682,324	$1,634,654	$642,479	$2,092,959
Services Provided by Deloitte and EY
All services rendered by Deloitte and EY are permissible under applicable laws and regulations and were pre-approved by the Audit Committee or by the Chair of the Audit Committee by delegated authority as required by law. The fees paid to Deloitte and EY for services listed in the above table are described in the categories listed below.
(1) Audit Fees. These are fees for professional services performed by (a) Deloitte for the audit of the company’s annual financial statements and review of financial statements included in the company’s quarterly filings on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ended September 30, 2018 and (b) EY for the audit of the company’s annual financial statements and review of financial statements included in the company’s quarterly filings on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements during the calendar years ended December 31, 2020 and 2019 and three months ended December 31, 2018.
(2) Audit Related Fees. These are fees for services performed by (a) Deloitte related to the audit of the company’s annual financial statements for the fiscal year ended September 30, 2018 and (b) EY related to the audit of the company's financial statements for the calendar years ended December 31, 2020 and 2019 and three months ended December 31, 2018.
(3) Tax Fees. These are fees for professional services performed by (a) Deloitte with respect to tax compliance, tax advice and tax planning during the fiscal year ended September 30, 2018 and (b) EY with respect to tax compliance, tax advice and tax planning during the calendar years ended December 31, 2020 and 2019 and three months ended December 31, 2018. In each case, this includes review of tax returns for the Company.
(4) All Other Fees. These are fees for other permissible work performed by (a) Deloitte during the fiscal year ended September 30, 2018 and (b) EY during the calendar years ended December 31, 2020 and 2019 and three months ended December 31, 2018.
These services are actively monitored (as to both spending level and work content) by the Washington Gas Audit Committee to maintain the appropriate objectivity and independence in Deloitte’s and EY's core work, which is the audit of the company’s financial statements and the assessment of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Washington Gas Light Company
Part III
Pre-Approval Policy for Audit and Non-Audit Services
In accordance with the provisions of the Sarbanes-Oxley Act of 2002, all audit and non-audit services provided to the company by its independent public accounting firm must be pre-approved by the Audit Committee. The Sarbanes-Oxley Act of 2002 permits the Audit Committee to delegate to one of its members the authority to approve audit and non-audit services by the company’s independent public accounting firm when the Audit Committee is not in session. Until December 31, 2019 when the Audit Committee adopted a new charter, the Audit Committee maintained a policy that allowed the Chair of the Audit Committee to approve audit-related services provided by the Company’s independent public accounting firm between meetings of the Audit Committee if the fees for the services did not exceed $100,000. The Chair of the Audit Committee would report as soon as possible to the other Audit Committee members if the Chair was required to use this delegated authority between Audit Committee meetings. However, under the policy, the entire Audit Committee was required to approve any non-audit related services to be provided by the Company’s independent public accounting firm prior to the provision of such services. All services reported in the preceding schedule for calendar years ended December 31, 2020 and 2019 and fiscal year ended September 30, 2018 were pre-approved by either the full Audit Committee or by the Chair of the Audit Committee, by delegated authority.

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

Schedule/ Exhibit	Description

II	Valuation and Qualifying Accounts and Reserves for the calendar years ended December 31, 2020 and 2019, three months ended December 31, 2018 and fiscal year ended September 30, 2018.

(a)(3)	Exhibits

Exhibits Filed Herewith:

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young LLP

24	Power of Attorney for Washington Gas Light Company

31.1	Certification of Donald M. Jenkins, President of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Donald M. Jenkins, the President, and Douglas I. Bonawitz, the Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/ Exhibit	Description

Exhibits Incorporated by Reference:

3	Articles of Incorporation & Bylaws:

3.1	Washington Gas Light Company Charter (incorporated by reference to Exhibit 4 to Registration Statement on Washington Gas Light Company's Form S-3 filed July 21, 1995).

3.2	Bylaws of Washington Gas Light Company, as amended effective July 6, 2018 (incorporated by reference to Exhibit 3.2 to Washington Gas Light Company’s Form 8-K filed July 12, 2018).

4	Instruments Defining the Rights of Security Holders including Indentures:

4.1	Indenture, dated September 1, 1991 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding issuance of unsecured notes (incorporated by reference to an exhibit to Washington Gas Light Company's Form 8-K filed September 19, 1991).

4.2	Supplemental Indenture, dated September 1, 1993 between Washington Gas Light Company and The Bank of New York, as Trustee, regarding the addition of a new section to the Indenture dated September 1, 1991 (incorporated by reference to an exhibit to Washington Gas Light Company's Form 8-K filed September 10, 1993).

4.3	Terms Agreement, dated September 13, 2016, between Washington Gas Light Company, MUFG Securities Americas Inc., Wells Fargo Securities, LLC, BB&T Securities, LLC, TD Securities (USA) LLC and The Williams Capital Group, L.P. (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed September 19, 2016).

4.4	Terms Agreement, dated September 13, 2017, between Washington Gas Light Company, MUFG Securities Americas Inc. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed September 19, 2017).

4.5	Terms Agreement, dated September 10, 2019, between Washington Gas Light Company, MUFG Securities Americas Inc. and TD Securities (USA) LLC, as representatives of the agents (incorporated by reference to Exhibit 1.2 to Washington Gas Light Company’s Form 8-K filed September 16, 2019).

4.6	Terms Agreement, dated December 7, 2020, among Washington Gas Light Company and Truist Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the Agents (incorporated by reference to Exhibit 1.2 to Washington Gas Light Company’s Form 8-K filed December 10, 2020).

10	Material Contracts

Other Services Contracts

10.1	Master Services Agreement, effective June 19, 2007, with Accenture LLP, related to business process outsourcing, and service technology enhancements (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 2007 filed August 9, 2007). Portions of this exhibit were omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

Securities Distribution Agreements

10.2	Distribution Agreement, dated January 8, 2019, by and among Washington Gas Light Company and BB&T Capital Markets, a division of BB&T Securities, LLC, as agent, relating to the issuance and sale from time to time of up to $725,000,000 aggregate principal amount of the Company's Medium-Term Notes, Series L (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company's Form 8-K filed January 14, 2019).

Debt and Credit Agreements

10.3	Stockholder Agreement, dated as of July 6, 2018, between Washington Gas Light Company and Wrangler SPE LLC (incorporated by reference to Exhibit 10.1 to WGL Holdings, Inc.’s Form 8-K filed July 12, 2018).

10.4	Amended and Restated Credit Agreement, dated as of July 19, 2019 among Washington Gas Light Company, and the lenders parties thereto, Wells Fargo Bank, National Association, as administrative agent; Branch Banking and Trust Company, MUFG Bank, Ltd. and TD Bank, N.A., as co-syndication agents; and Wells Fargo Securities LLC, BB&T Capital Markets, MUFG Bank, Ltd. and TD Securities (USA) LLC, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to Washington Gas Light Company’s Form 8-K filed July 25, 2019).

Washington Gas Light Company
Part IV
Item 15. Exhibits and Financial Statement Schedules (continued)

Schedule/ Exhibit	Description
10.5	Agent Accession Letter, dated September 10, 2019, between Washington Gas Light Company, MUFG Securities Americas Inc., TD Securities (USA) LLC, CIBC World Markets Corp., RBC Capital Markets, LLC, U.S. Bancorp Investments, Inc. and The Williams Capital Group, L.P. (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company’s Form 8-K filed September 16, 2019).

10.6	Agent Accession Letter, dated December 7, 2020, among Washington Gas Light Company and Wells Fargo Securities, LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.1 to Washington Gas Light Company’s Form 8-K filed December 10, 2020).

16	Letter re change in certifying accountant

16.1	Letter from Deloitte & Touche LLP, dated October 12, 2018 (incorporated by reference to Exhibit 16.1 to Washington Gas Light Company form 8-K filed October 15, 2018).

18	Letter re change in accounting principles

18.1	Preferability Letter Regarding Change in Accounting Principles for Washington Gas (incorporated by reference to Exhibit 18.2 to WGL Holdings, Inc.'s Form 10-Q for the quarter ended December 31, 2017 filed February 8, 2018).

18.2	Preferability Letter Regarding Change in Accounting Principles for Washington Gas (incorporated by reference to Exhibit 18 to Washington Gas Light Company's Form 10-Q for the quarter ended September 30, 2020 filed November 9, 2020).

Washington Gas Light Company
Part IV

Schedule II—Valuation and Qualifying Accounts and Reserves
Calendar Years Ended December 31, 2020 and 2019, Three Months Ended December 31, 2018, and Fiscal Year Ended September 30, 2018
	Balance at	Additions Charged To			Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses(a)	Accounts(b)	Deductions(c)	Period
Calendar Year Ended December 31, 2020
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$18,708	$22,005	$3,628	$16,936	$27,405
Calendar Year Ended December 31, 2019
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$29,461	$16,572	$2,565	$29,890	$18,708
Three Months Ended December 31, 2018
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$29,622	$5,902	$581	$6,644	$29,461
Fiscal Year Ended September 30, 2018
Valuation and Qualifying Accounts Deducted from Assets in the Balance Sheet: Allowance for Doubtful Accounts	$23,741	$19,946	$1,409	$15,474	$29,622
(a) Represent the amount of bad debt expense recorded to the income statement. The amount in 2020 also included $6.3 million recorded to regulatory asset for COVID-19 related costs.
(b) Recoveries on receivables previously written off as uncollectible and unclaimed customer deposits, overpayments, etc.
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

                                    Date: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald M. Jenkins	President - US Utilities and Director	February 26, 2021
(Donald M. Jenkins)	(Principal Executive Officer)

/s/ Douglas I. Bonawitz	Senior Vice President, Chief Financial Officer and Treasurer	February 26, 2021
(Douglas I. Bonawitz)	(Principal Financial Officer)

*	Chairman of the Board	February 26, 2021
(Randall L. Crawford)

*	Director	February 26, 2021
(James W. Dyke, Jr.)

*	Director	February 26, 2021
(Linda R. Gooden)

*	Director	February 26, 2021
(M. Elise Hyland)

*	Director	February 26, 2021
(Dale S. Rosenthal)

*	Director	February 26, 2021
(Deborah S. Stein)

/s/ Douglas I. Bonawitz		February 26, 2021
(Douglas I. Bonawitz)
Attorney-in-Fact