Form 10-Q
period 2021-03-31
WASHINGTON GAS LIGHT CO
filed 2021-04-30
CIK 104819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [☐ ]  No [☑]
As of April 29, 2021, there were 46,479,536 shares of registrant common stock, $1 par value, outstanding. All of the outstanding shares of common stock are held by Wrangler SPE LLC, an indirect wholly owned subsidiary of AltaGas Ltd.

REDUCED DISCLOSURE FORMAT

Washington Gas Light Company, an indirect wholly owned subsidiary of AltaGas Ltd., meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
.

Washington Gas Light Company
For the Quarter Ended March 31, 2021

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
Certain matters discussed in this report, excluding historical information, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the outlook for earnings, dividends, revenues and other future financial business performance, strategies, financing plans, AltaGas' integration of us and other expectations. Forward-looking statements are typically identified by words such as, but not limited to, “estimates,” “expects,” “anticipates,” “intends,” “believes,” “plans” and similar expressions, or future or conditional terms such as “will,” “should,” “would” and “could.” Forward-looking statements speak only as of the filing date of this report, and the registrant assumes no duty to update them. Factors that could cause actual results to differ materially from forward-looking statements or historical performance include those discussed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and may include, but are not limited to the following:
•Impacts related to the COVID-19 global health pandemic, which poses challenges to the health and safety of the Company's personnel and the strength of communities it serves;
•increasing levels of political insecurity and civil unrest that could threaten Company property and personnel; hazards involved in the storage, transportation, moving, and marketing of hydrocarbon products;
•leaks, mechanical problems, incidents, or other operational issues that could affect public safety and the reliability of Washington Gas’ distribution system;
•cyberattacks, including cyberterrorism, or other information technology security breaches or failures;
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

Washington Gas Light Company
Condensed Balance Sheets (Unaudited)
Part I-Financial Information
Item 1-Financial Statements

(In thousands)	March 31, 2021	December 31, 2020
ASSETS
Property, Plant and Equipment
At original cost	$6,408,122	$6,363,392
Accumulated depreciation and amortization	(1,673,419)	(1,668,491)
Net property, plant and equipment	4,734,703	4,694,901
Current Assets
Cash and cash equivalents	11,056	1
Receivables (net of allowance for doubtful accounts of $32,401 and $27,283, respectively)	346,997	339,759
Gas costs and other regulatory assets	20,318	31,376
Materials and supplies—principally at average cost	19,632	20,389
Storage gas	28,971	70,582
Prepaid taxes	17,835	23,547
Other prepayments	27,289	30,980
Receivables from associated companies	4,243	128,254
Derivatives	10,605	5,049
Other	2,278	6,836
Total current assets	489,224	656,773
Deferred Charges and Other Assets
Regulatory assets
Gas costs	74,174	109,034
Pension and other post-retirement benefits	2,982	3,880
Other	97,468	99,793
Prepaid post-retirement benefits	435,354	433,319
Operating lease right of use asset	39,005	38,097
Derivatives	14,788	11,263
Other	19,071	22,637
Total deferred charges and other assets	682,842	718,023
Total Assets	$5,906,769	$6,069,697
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,965,561	$1,855,925
Long-term debt	1,519,986	1,547,202
Total capitalization	3,485,547	3,403,127
Current Liabilities
Notes payable	—	184,953
Accounts payable and other accrued liabilities	223,245	292,454
Customer deposits and advance payments	25,558	38,743
Gas costs and other regulatory liabilities	55,491	72,197
Accrued taxes	26,668	26,637
Payables to associated companies	32,870	29,526
Operating lease liability	5,886	5,734
Derivatives	11,641	7,053
Other	6,269	6,543
Total current liabilities	387,628	663,840
Deferred Credits
Deferred income taxes	695,344	656,876
Accrued pensions and benefits	62,172	65,276
Asset retirement obligations	214,360	212,161
Regulatory liabilities
Accrued asset removal costs	238,713	239,259
Pension and other post-retirement benefits	258,202	262,411
Excess deferred taxes and other	374,972	376,975
Operating lease liability	51,443	50,894
Derivatives	87,624	88,559
Other	50,764	50,319
Total deferred credits	2,033,594	2,002,730
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$5,906,769	$6,069,697
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Operations (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended March 31,
	2021	2020
(In thousands)		As Adjusted
OPERATING REVENUES	$582,496	$501,735
OPERATING EXPENSES
Utility cost of gas	217,005	141,951
Operation and maintenance	99,583	102,678
Depreciation and amortization	36,625	35,870
General taxes and other assessments	55,435	50,069
Total Operating Expenses	408,648	330,568
OPERATING INCOME	173,848	171,167
Other income (expense) — net	9,583	5,332
Interest expense	15,420	16,694
INCOME BEFORE INCOME TAXES	168,011	159,805
INCOME TAX EXPENSE	34,397	32,046
NET INCOME	$133,614	$127,759
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Comprehensive Income (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended March 31,
	2021	2020
(In thousands)		As Adjusted
NET INCOME	$133,614	$127,759
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES
Pension and other post-retirement benefit plans
Change in prior service cost	(81)	(304)
Change in actuarial net gain	1,470	2,691
Total pension and other post-retirement benefit plans	$1,389	$2,387
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	367	620
OTHER COMPREHENSIVE INCOME	$1,022	$1,767
COMPREHENSIVE INCOME	$134,636	$129,526
The accompanying notes are an integral part of these statements.

Washington Gas Light Company
Condensed Statements of Cash Flows (Unaudited)
Part I-Financial Information
Item 1-Financial Statements (continued)

	Three Months Ended March 31,
	2021	2020
(In thousands)		As Adjusted
OPERATING ACTIVITIES
Net income	$133,614	$127,759
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	36,625	35,870
Amortization of:
Other regulatory assets and liabilities — net	3,090	2,225
Debt related costs	250	360
Deferred income taxes — net	33,248	32,196
Accrued/deferred pension and other post-retirement benefit cost (benefit)	(6,038)	(1,797)
Compensation expense related to stock-based awards	2,479	446
Provision for doubtful accounts	7,345	5,874
Unrealized (gain) loss on derivative contracts	(5,337)	(6,122)
Other non-cash charges (credits) — net	(71)	(172)
Changes in operating assets and liabilities (Note 14)	136,729	49,043
Net Cash Provided by Operating Activities	341,934	245,682
FINANCING ACTIVITIES
Capital contribution from parent	—	125,000
Net borrowing (repayment) under credit facilities	(212,459)	(253,972)
Dividends on common stock	(25,000)	(25,000)
Other financing activities — net	(164)	—
Net Cash Used in Financing Activities	(237,623)	(153,972)
INVESTING ACTIVITIES
Capital expenditures	(99,308)	(70,995)
Net Cash Used in Investing Activities	(99,308)	(70,995)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,003	20,715
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	21,962	61,148
Cash, Cash equivalents and Restricted Cash at End of the Period	$26,965	$81,863
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Note 14)
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
The condensed financial statements of Washington Gas have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain financial information and note disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) are omitted in this interim report. The interim condensed financial statements and accompanying notes should be read in conjunction with the Financial Statements on Form 10-K for the year ended December 31, 2020. Due to the seasonal nature of our business, the results of operations for the periods presented in this report are not necessarily indicative of actual results for the full years ending December 31, 2021 and 2020.
The information presented in this report on Form 10-Q are presented solely for the registrant Washington Gas on a stand-alone basis.
The accompanying unaudited condensed financial statements for Washington Gas reflect all normal recurring adjustments that are necessary, in our opinion, to present fairly the results of operations in accordance with GAAP.
For a complete description of our significant accounting policies, refer to Note 1 — Accounting Policies of the Notes to Financial Statements on Form 10-K for the fiscal year ended December 31, 2020. We include herein certain updates to those policies.
Change in Accounting Principle
In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the market-related value of assets (MRVA) used in the determination of net periodic pension and other post-retirement benefit plan costs. We have retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. The following tables summarize the effect of the change in accounting principle on the primary financial statement line items on our condensed statements of operations, condensed statements of comprehensive income, and condensed statements of cash flows. The following Notes have been impacted by the change: Note 7 — Components of Total Equity, Note 8 — Pension and Other Post — Retirement Benefit Plans, and Note 13 — Accumulated Other Comprehensive Income .

	Three Months Ended March 31, 2020
(In thousands)	As Previously Reported	Adjustment	As Adjusted
Condensed Statements of Operations
Other income (expense) — net	$3,070	$2,262	$5,332
Income tax expense	$31,459	$587	$32,046
Net income	$126,084	$1,675	$127,759
Condensed Statements of Comprehensive Income
Other comprehensive income	$1,941	$(174)	$1,767
Comprehensive income	$128,025	$1,501	$129,526
Condensed Statements of Cash Flows
Net income	$126,084	$1,675	$127,759
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Accrued/deferred pension and other post-retirement benefit cost (benefit)	$465	$(2,262)	$(1,797)
Deferred income taxes — net	$31,609	$587	$32,196

Accounting Standards Adopted in the Calendar Year and Other Newly Issued Accounting Standards
The following table represents accounting standards adopted by Washington Gas during the three months ended March 31, 2021.

ACCOUNTING STANDARDS ADOPTED IN CALENDAR YEAR 2021
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	As part of FASB's Simplification Initiative, this standard amends ASC Topic 740 by removing certain exceptions to the general principles and clarifying and amending other current guidance. Early adoption is permitted.	January 1, 2021	The adoption of this standard did not have a material effect on our financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, including other subsequent ASUs further amending and clarifying the guidance.	This standard provides optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments may be elected prospectively to contract modifications and hedging relationships existing on or after the date of adoption and through December 31, 2022.	January 1, 2021	Currently, our credit facilities and carrying charges in certain commodity sale arrangements, reference LIBOR. The discontinuation of LIBOR will require these arrangements to be modified to an alternative interest rate. The majority of our credit facilities include fallback provisions that contemplate the replacement of LIBOR. The Company has made a policy election to adopt the optional expedients related to contract modifications related to its debt and certain other arrangements and will apply the relief on a prospective basis as modifications are made. The Company continues to monitor the activities of regulators and financial institutions to transition to an alternative reference rate, and also continues to review additional arrangements for references to LIBOR. Accordingly, the Company may make additional optional elections in the future.
ASU 2020-10, Codification Improvements	The amendments in this ASU provide clarification and improve the codification in recently issued accounting standards.	January 1, 2021	The adoption of this standard did not have a material effect on our financial statements.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
NOTE 2. CREDIT LOSSES

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) model. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures. Our assessment concluded that our cash equivalents, accounts receivables, unbilled revenue, contract assets, and receivables from our trading partners that is part of a collaborative arrangement are within scope of the new standard. We adopted the standard using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings at January 1, 2020. Upon implementation of ASU 2016-13, we recorded a $1.5 million increase to the Company's allowance for doubtful accounts and a decrease to retained earnings. Washington Gas also elected to account for its cash equivalents at fair value.
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
Based on previous collection experience, Washington Gas has not recorded an allowance for doubtful accounts for its contract assets associated with our energy management services projects with the federal government. Refer to Note 12 — Related Party Transactions for further information.
Washington Gas Asset Optimization: Washington Gas optimizes the value of its long-term natural gas transportation and storage capacity resources by entering into physical and financial transactions in the form of forwards, futures and option contracts for periods when these resources are not being used to physically serve utility customers. Refer to Note 10 — Derivatives for further discussion of asset optimization program. Washington Gas operates under an existing wholesale counterparty credit policy that is designed to mitigate credit risk. Credit limits are established for each counterparty and credit enhancements such as letters of credit, parent guarantees and cash collateral maybe required. The creditworthiness of all counterparties is continuously monitored. The allowance for doubtful accounts is estimated by applying 30-year historical default rates for one-year receivables sourced from external credit rating agencies to the accounts receivable and unbilled revenue balances associated with counterparties Washington Gas has determined to be below investment grade. In the event that a counterparty no longer exhibits similar risk characteristics, the associated receivable is evaluated individually.
COVID-19: The COVID-19 pandemic has resulted in widespread challenges to businesses and the job market since 2020. The increased unemployment rate has impacted the ability of the Company’s customers to pay for services. As a result of regulatory orders, we temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities and temporarily waived assessing and billing late payment fees. While the suspension of disconnections has been lifted in Maryland for customers effective April 1, 2021, the suspension in District of Columbia and Virginia continues. We resumed assessing late payment fees in Maryland in October 2020 following a regulatory order. The suspension of collection activities has caused our overall accounts receivable portfolio to age more than historical levels. However, we do not expect the increase in credit losses to have a significant impact on net income. In addition, the Public Service Commission of the District of Columbia (PSC of DC), the Maryland Public Service Commission (PSC of MD) and the Commonwealth of Virginia State Corporation Commission (SCC of VA) each issued an Order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental COVID-19 related costs. In December 2020, Washington Gas received $7.7 million of Coronavirus Relief Funds from SCC of VA to provide direct assistance to Virginia customers with balances over 30 days in arrears. Virginia customers need to meet the criteria established by the program to be eligible to receive the funds. Any unused funds will be returned to the SCC of VA. At March 31, 2021, $5.4 million of unused funds remained in "Gas costs due to customer" on Washington Gas' condensed balance sheets. Considering the Virginia Coronavirus Relief Funds, Washington Gas has recorded a total of $6.3 million in deferrals of incremental bad debt expense to COVID-19 regulatory assets across all three jurisdictions at March 31, 2021.

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2021, we have evaluated the adequacy of our allowance for credit losses in light of the suspension of shut-offs for nonpayment due to COVID-19 and the economic downturn. Our evaluation included an analysis of customer payment trends, economic conditions, receivables aging, considerations of past economic downturns, the actions the company is taking to assist customers with past due balances, and other stimulus programs, and customer account write-offs. In addition, we considered benefits available under government COVID-19 relief programs. Based on this evaluation, we have concluded that the allowance for credit losses as of March 31, 2021 adequately reflected the collection risk and net realizable value for our receivables. We will continue to monitor changing circumstances and will adjust our allowance for credit losses as additional information becomes available.
The following table presents the activity of allowance for doubtful accounts by types for the reporting periods.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In millions)	Account Receivables and Unbilled Revenue	Asset Optimization	Account Receivables and Unbilled Revenue	Asset Optimization
Balance, beginning of period	$27.3	$0.1	$18.7	$—
Provision	7.5	(0.1)	5.9	—
Write offs	(2.8)	—	(7.5)	—
Recoveries	0.4	—	0.3	—
Adjustment upon adoption of ASC 326	—	—	1.4	0.1
Balance, end of period	$32.4	$—	$18.8	$0.1

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with customers when the obligation to customers is satisfied and at an amount it expects to be received in exchange for those goods or services. Washington Gas sells natural gas and distribution services to residential, commercial, industrial and governmental customers through regulated tariff rates approved by regulatory commissions in the jurisdictions where it operates. Customers are billed monthly based on regular meter readings. Customer billings are based on two main components: (i) a fixed service fee and (ii) a variable fee based on usage. For customers who choose to purchase their natural gas from Washington Gas, the bill will include a usage based charge for the cost of the commodity. Revenue is recognized over time as natural gas is delivered or as service is performed. Since meter readings are performed on a cycle basis, Washington Gas recognizes accrued revenue for any services rendered to its customers but not billed at month-end. The tariff sales are generally considered daily or “at-will” contracts as customers may cancel their service at any time (subject to notification requirements in the tariff), and revenue generally represents the amount Washington Gas is entitled to invoice. There are certain contracts that have terms of one year or longer. For these contracts, revenue is recognized based on the amount Washington Gas is entitled to bill the customer.
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
The following table disaggregates revenue by type of service for the periods.

Disaggregated Revenue by Type of Service
	Three Months Ended March 31,
(In millions)	2021	2020
Revenue from contracts with customers
Gas and transportation sales
Gas sold and delivered	$442.6	$346.3
Gas delivered for others	102.9	97.6
Other	12.8	13.7
Other revenues	0.9	0.7
Total revenue from contracts with customers	$559.2	$458.3
Other sources of revenue
Revenue from alternative revenue programs (a)	$21.6	$40.6
Other (b)	1.7	2.8
Total revenue from other sources	$23.3	$43.4
Total Operating Revenue	$582.5	$501.7
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

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
Washington Gas accrues unbilled revenues for gas delivered, but not yet billed at the end of each accounting period due to our customer billing cycles. Unbilled revenues of $86.8 million and $112.7 million are included within "Receivables" on Washington Gas' balance sheets at March 31, 2021 and December 31, 2020, respectively. Unbilled revenues represent performance obligations that have been satisfied and to which Washington Gas has an unconditional right to payment, except for contract assets related to Washington Gas’ area-wide contract, which requires project acceptance by the federal government for the right to payment to occur (refer to Project Financing in Note 12 — Related party transactions for further discussion of Washington Gas’s area-wide contract). Washington Gas did not have any contract liabilities at March 31, 2021 and December 31, 2020. The Company does not have transaction price amounts allocated to future performance obligations. The Company applies the practical expedient available under ASC Topic 606 and does not disclose information about the remaining performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for performance completed, and (iii) contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
The following table shows the beginning and ending balances of contract assets from contracts with customers for the reporting periods, which were included within "Receivables" on Washington Gas' condensed balance sheets.

(In millions)	2021	2020
Contract assets at January 1	$16.1	$44.2
Contract assets at March 31	$6.7	$46.1
Increase (decrease) in contract assets (a)	$(9.4)	$1.9
(a) Decrease in 2021 reflected projects accepted by federal government offset to the contract asset was a reduction to "Payable to associated companies".

Washington Gas Light Company
Part I-Financial Information
Item 1-Financial Statements (continued)
Notes to Condensed Financial Statements (Unaudited)
NOTE 4. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The table below provides details for the amounts included in “Accounts payable and other accrued liabilities” on the balance sheets.

(In millions)	March 31, 2021	December 31, 2020
Accounts payable—trade	$168.7	$201.2
Employee benefits and payroll accruals	10.2	22.3
Wages payable	20.8	19.5
Accrued interest	3.4	18.4
Other accrued liabilities (a)	20.1	31.1
Total	$223.2	$292.5
(a) Amount at December 31, 2020 included $12.5 million liability associated with the Antero judgment which was paid in February 2021.

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
Credit Facility
The following is a summary of committed credit available at March 31, 2021 and December 31, 2020.

Committed Credit Available
(In millions)	March 31, 2021	December 31, 2020
Committed credit agreements
Unsecured revolving credit facility, expires July 19, 2024(a)	$450.0	$450.0
Less: Commercial Paper outstanding(b)	(72.5)	(285.0)
Net committed credit available	$377.5	$165.0
Weighted average interest rate	0.23%	0.31%
(a) Washington Gas has the right to request extensions with the bank group 's approval. Washington Gas’ revolving credit facility permits it to borrow an additional $100.0 million, with the bank groups' approval, for a total potential maximum borrowing of $550.0 million.
(b) The amount represents principal amount of commercial paper.
At March 31, 2021 and December 31, 2020, there were no outstanding bank loans from Washington Gas’ revolving credit facilities.
Commercial Paper
The total commercial paper carrying value at March 31, 2021 was $72.5 million and was classified as a "Long-term debt" on Washington Gas' condensed balance sheets due to its ability and intent to refinance these balances on a long-term basis.
The total commercial paper carrying value at December 31, 2020 was $285.0 million. Washington Gas classified $100.0 million of our commercial paper balance as "Long-term debt" on Washington Gas' condensed balance sheets due to its ability and intent to refinance these balances on a long-term basis. Accordingly, $185.0 million of commercial paper remained in “Notes payable” at December 31, 2020.

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
The following table shows the long-term debt outstanding at March 31, 2021 and December 31, 2020.

Long Term Debt Outstanding
(In millions)	March 31, 2021	December 31, 2020
Washington Gas Unsecured Notes (a)	$1,446.0	$1,446.0
Commercial Paper	72.5	100.0
Total Principal Amounts of Long-Term Debt	$1,518.5	$1,546.0
Unamortized premium (discount)	12.3	12.5
Unamortized debt expense	(11.5)	(11.6)
Non-current finance lease liability	0.7	0.3
Total Carrying Amount of Long-Term Debt	$1,520.0	$1,547.2
Weighted average interest rate(b)	4.46%	4.46%
(a) Includes MTNs and private placement notes. The amount represents face value of Washington Gas' unsecured notes.
(b) Weighted average interest rate is for the Washington Gas unsecured notes.

There were no issuances or retirements of unsecured notes for the three months ended March 31, 2021 and 2020.

NOTE 7. COMPONENTS OF TOTAL EQUITY

	Common Stock		Paid-In Capital	Retained Earnings (b)	Accumulated Other Comprehensive Income, Net of Taxes (b)
(In thousands, except shares)	Shares	Amount				Total (b)
Three Months Ended March 31, 2021
Balance at December 31, 2020	46,479,536	$46,479	$1,204,273	$603,596	$1,577	$1,855,925
Net income	—	—	—	133,614	—	133,614
Other comprehensive income	—	—	—	—	1,022	1,022
Capital contribution from parent	—	—	—	—	—	—
Common stock dividends declared	—	—	—	(25,000)	—	(25,000)
Balance at March 31, 2021	46,479,536	$46,479	$1,204,273	$712,210	$2,599	$1,965,561
Three Months Ended March 31, 2020
Balance at December 31, 2019	46,479,536	$46,479	$979,273	$548,264	$4,576	$1,578,592
Net income	—	—	—	127,759	—	127,759
Other comprehensive income	—	—	—	—	1,767	1,767
Capital contribution from parent	—	—	125,000	—	—	125,000
ASU 2016-13 implementation (a)	—	—	—	(1,543)	—	(1,543)
Common stock dividends declared	—	—	—	(25,000)	—	(25,000)
Balance at March 31, 2020	46,479,536	$46,479	$1,104,273	$649,480	$6,343	$1,806,575
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

NOTE 8. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The following table shows the components of the net periodic benefit costs (income) recognized in our financial statements.

Components of Net Periodic Benefit Costs (Income) (b)
	Three Months Ended March 31,
	2021		2020 (a)
(In millions)	Pension Benefits	Health and Life Benefits	Pension Benefits	Health and Life Benefits
Service cost	$3.1	$1.6	$3.2	$1.3
Interest cost	7.6	2.0	8.9	2.3
Expected return on plan assets	(10.7)	(5.7)	(10.8)	(5.9)
Recognized prior service cost (credit)	0.1	(3.4)	0.1	(3.4)
Recognized actuarial loss (gain)	0.3	(1.2)	2.4	(0.5)
Settlement charge	1.0	—	1.1	—
Net periodic benefit cost (income)	1.4	(6.7)	4.9	(6.2)
Allocation to affiliates	—	0.2	(0.3)	0.4
Adjusted net periodic benefit cost (income)	1.4	(6.5)	4.6	(5.8)
Amount allocated to construction projects	(0.6)	(0.3)	(0.4)	(0.2)
Amount charged (credited) to expense	$0.8	$(6.8)	$4.2	$(6.0)
(a) In the third quarter of 2020, Washington Gas made a voluntary change in accounting principle for calculating the MRVA used in the determination of net periodic pension and other post-retirement benefit plan costs. We have retrospectively applied this change in accounting principle to all applicable prior period financial information presented herein as required. Refer to Note 1 — Accounting Policies for further discussion.
(b) The other components of net benefit cost are presented separately from service cost and recorded in “Other income (expense)-net” on the accompanying statements of operations.
At March 31, 2021 and December 31, 2020, the rabbi trust balance associated with the DB SERP and defined benefit restoration plan (DB restoration) plans were $12.7 million and $18.8 million, respectively. $2.1 million and $10.6 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” on Washington Gas' balance sheets at March 31, 2021; $6.7 million and $12.1 million were recorded in “Current Assets-Other” and “Deferred Charges and Other Assets - Other” at December 31, 2020, respectively, along with other rabbi trust balances.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments
Washington Gas has certain natural gas contracts incurred in the normal course of business that require fixed and determinable payments in the future, including unconditional purchase obligations for pipeline capacity, transportation and storage services. There were no significant changes to contractual obligations that are out of the ordinary course of business during the three months ended March 31, 2021.
Merger Commitments
In connection with the Merger in 2018, Washington Gas and AltaGas have made commitments related to the terms of the PSC of DC settlement agreement and the conditions of approval from the PSC of MD and the SCC of VA. Among other things, these commitments included rate credits distributable to both residential and non-residential customers, gas expansion and other programs, various public interest commitments, and safety programs. As of March 31, 2021, the remaining unpaid amount for the previously accrued merger commitments was $9.4 million. In addition, there are certain additional regulatory commitments that were and will be expensed as the costs are incurred, including the hiring of damage prevention trainers in each jurisdiction for a total of $2.4 million over 5 years; investing up to $70.0 million over a 10-year period to further extend natural gas service; and spending $8.0 million for leak mitigation within 3 years after the Merger close which has been paid as of December 31, 2020. Additionally, there are a number of operational commitments that have an impact on the ongoing business of Washington Gas, including reductions of leak backlogs, conducting a root cause analysis related to customer service, increasing supplier diversity, achieving synergy savings benefits, developing protocols for moving meters from inside to outside customers’ premises, as well as reporting and tracking related to all the commitments.
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
At March 31, 2021 and December 31, 2020, Washington Gas reported a liability of $10.2 million and $10.3 million, respectively, on an undiscounted basis related to future environmental response costs. These estimates principally include the minimum liabilities associated with a range of environmental response costs expected to be incurred. At both March 31, 2021 and December 31, 2020, Washington Gas estimated the maximum liability associated with all of its sites to be approximately $30.6 million. The maximum liability at March 31, 2021 included $19.1 million related to the Anacostia river study and $8.0 million related to the East Station property, which are further discussed below. The estimates were determined by Washington Gas’ environmental experts, based on experience in remediating MGP sites and advice from legal counsel and environmental consultants. The variation between the recorded and estimated maximum liability primarily results from differences in the number of expected years that will be required to perform environmental response processes and the extent of remediation that may be required.

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
In addition, at another adjoining property known as the “Boat Club Property,” located to the east of the property owned by the District of Columbia, Washington Gas agreed to perform a site investigation and report the findings pursuant to oversight by the District of Columbia DOEE. This property was subject to a July 12, 2019, Administrative Order from the DOEE. That Administrative Order was withdrawn and the Company entered into a negotiated Administrative Order on Consent with the DOEE that was effective on March 11, 2020. Under the terms of the Administrative Order on Consent, the Company submitted a Remedial Investigative Report on February 26, 2021. On March 11, 2021, the Company received an Administrative Order related to the alleged presence of sheens in the Anacostia River. The Company filed an appeal of the Administrative Order with the District of Columbia Office of Administrative Hearings on March 26, 2021. The appeal is pending.
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
At March 31, 2021 and December 31, 2020, Washington Gas reported a regulatory asset of $7.2 million and $7.4 million, respectively, for the portion of environmental response costs that are expected to be recoverable in future rates.

NOTE 10. DERIVATIVES

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
Washington Gas has a collaborative arrangement with a third party to facilitate the asset optimization program. The collaborative arrangement allocates a tiered percentage of profits or losses to the third party as compensation for its participation. The costs recorded by Washington Gas related to the collaborative arrangement totaled $1.3 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. These amounts were recorded in “Utility cost of gas” on Washington Gas’ statements of operations. Either party may terminate the collaborative arrangement through the delivery of a termination notice. In such an event, Washington Gas may make a payment upon termination.
The following table presents the net margin recorded to “Utility cost of gas” after sharing and management fees associated with our asset optimization transactions.

Net Margins for Asset Optimization
(In millions)	Three Months Ended March 31,
	2021	2020
Realized gain	$2.9	$2.3
Unrealized gain	5.3	6.1
Net margin gain	$8.2	$8.4
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

Notional Summary
The following table presents notional amounts of our outstanding derivatives at March 31, 2021 and December 31, 2020.

Absolute Notional Amounts
of Open Positions on Derivative Instruments
	March 31, 2021	December 31, 2020
Natural Gas (In millions of therms)
Asset optimization & trading	10,353.0	10,471.0
Other risk-management activities	794.0	881.0

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

Balance Sheet Classification of Derivative Instruments
(In millions)	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in balance sheet	Netting of collateral	Net amounts presented on balance sheet
March 31, 2021
Derivative assets (a)	$25.8	$(0.4)	$—	$25.4
Derivative liabilities (b)	(99.6)	0.4	—	$(99.2)
Net derivative assets (liabilities)	$(73.8)	$—	$—	$(73.8)
December 31, 2020
Derivative assets (a)	$17.8	$(1.5)	$—	$16.3
Derivative liabilities (b)	(98.8)	1.5	1.6	(95.7)
Net derivative assets (liabilities)	$(81.0)	$—	$1.6	$(79.4)
(a) Derivative assets at March 31, 2021 include $10.6 million recorded in "Current assets — Derivatives" and $14.8 million in" Deferred charges and other assets — Derivatives" on Washington Gas' balance sheets; Derivative assets at December 31, 2020 include $5.0 million recorded in "Current assets —Derivatives" and $11.3 million in" Deferred charges and other assets — Derivatives" on Washington Gas' condensed balance sheets.
(b) Derivative liabilities at March 31, 2021 include $11.6 million recorded in "Current liabilities — Derivatives " and $87.6 million recorded in " Deferred credits — Derivatives" on Washington Gas' balance sheets; Derivative liabilities at December 31, 2020 include $7.1 million recorded in "Current liabilities — Derivatives " and $88.6 million recorded in " Deferred credits — Derivatives" on Washington Gas' condensed balance sheets.

Gains and (Losses) on Derivatives
The following tables present all gains and losses associated with derivative instruments for the three months ended March 31, 2021 and 2020.

Gains and (Losses) on Derivative Instruments
(In millions)	Three Months Ended March 31,
	2021	2020
Recorded to income-Utility cost of gas	$0.7	$3.1
Recorded to regulatory assets-Gas costs	(8.0)	8.9
Total	$(7.3)	$12.0

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
At March 31, 2021 and December 31, 2020, Washington Gas had $3.1 million and $2.8 million, respectively, in collateral deposits posted with counterparties that are not offset against derivative asset and liabilities. At March 31, 2021 and December 31, 2020, Washington Gas had $0.1 million and $0.2 million, respectively, cash collateral held representing an obligation, and are not offset against derivative asset and liabilities.
Certain derivative instruments of Washington Gas contain contract provisions that require collateral to be posted if the credit rating of Washington Gas falls below certain levels or if counterparty exposure to Washington Gas exceeds a certain level (credit-related contingent features). At March 31, 2021 and December 31, 2020, Washington Gas was not required to post collateral related to a derivative liability that contained a credit-related contingent feature.
The following table shows the aggregate fair value of all derivative instruments with credit-related contingent features that are in a liability position, as well as the maximum amount of collateral that would be required if the most intrusive credit-risk-related contingent features underlying these agreements were triggered on March 31, 2021 and December 31, 2020, respectively.

Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
(In millions)	March 31, 2021	December 31, 2020
Derivative liabilities with credit-risk-contingent features	$0.1	$0.7
Maximum potential collateral requirements	$0.1	$0.6
We do not enter into derivative contracts for speculative purposes.
Concentration of Credit Risk
We are exposed to credit risk from derivative instruments with wholesale counterparties, which is represented by the fair value of these instruments at the reporting date. We actively monitor and work to minimize counterparty concentration risk through various practices. At March 31, 2021, three counterparties represented over 10% of Washington Gas’ credit exposure to wholesale derivative counterparties for a total credit risk of $32.6 million.

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

Fair Value Under the Fair Value Hierarchy
(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At March 31, 2021
Financial assets
Fair value through net income
Cash equivalents (a)	$0.2	$0.2	$—	$—	$0.2
Rabbi trust investments (b)	15.9	15.9	—	—	15.9
Derivative asset - current	4.3	—	0.4	3.9	4.3
Derivative asset - deferred	6.6	—	1.2	5.4	6.6
Fair value through regulatory assets/liabilities
Derivative asset - current	6.3	—	0.6	5.7	6.3
Derivative asset - deferred	8.2	—	1.9	6.3	8.2
Total Assets	$41.5	$16.1	$4.1	$21.3	$41.5
Financial Liabilities
Fair value through net income
Derivative liabilities - current	$(2.6)	$—	$(0.5)	$(2.1)	$(2.6)
Derivative liabilities - deferred	(24.0)	—	—	(24.0)	(24.0)
Fair value through regulatory assets/liabilities
Derivative liabilities - current	(9.0)	—	(0.6)	(8.4)	(9.0)
Derivative liabilities - deferred	(63.6)	—	—	(63.6)	(63.6)
Amortized cost
Commercial paper (d)	(72.5)	—	(72.5)	—	(72.5)
Unsecured notes (e)	(1,446.8)	—	(1,613.5)	—	(1,613.5)
Total Liabilities	$(1,618.5)	$—	$(1,687.1)	$(98.1)	$(1,785.2)

(In millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2020
Financial assets
Fair value through net income
Cash equivalents (a)	$3.2	$3.2	$—	$—	$3.2
Rabbi trust investments (b)	22.0	22.0	—	—	22.0
Derivative asset - current	2.1	—	0.7	1.4	2.1
Derivative asset - deferred	4.5	—	—	4.5	4.5
Fair value through regulatory assets/liabilities
Derivative asset - current	2.9	—	0.9	2.0	2.9
Derivative asset - deferred	6.8	—	—	6.8	6.8
Amortized cost
Other long-term receivables (c)	1.4	—	1.4	—	1.4
Total Assets	$42.9	$25.2	$3.0	$14.7	$42.9
Financial Liabilities
Fair value through net income
Derivative liabilities - current	$(0.4)	$—	$—	$(0.4)	(0.4)
Derivative liabilities - deferred	(26.8)	—	—	(26.8)	(26.8)

Fair value through regulatory assets/liabilities
Derivative liabilities - current	(6.7)	—	(0.3)	(6.4)	(6.7)
Derivative liabilities - deferred	(61.8)	—	(0.7)	(61.1)	(61.8)
Amortized cost
Commercial paper (d)	(285.0)	—	(285.0)	—	(285.0)
Unsecured notes (e)	(1,446.9)	—	(1,779.8)	—	(1,779.8)
Total Liabilities	$(1,827.6)	$—	$(2,065.8)	$(94.7)	$(2,160.5)
(a) Cash equivalents represent the amounts invested in money market funds and were included in "Cash and cash equivalents" of the accompanying balance sheets.
(b) Rabbi Trust investments are invested in money market funds. At March 31, 2021, carrying amount of $2.1 million and $13.8 million was included in "Current assets — Other" and "Deferred charges and other assets — Other" of the accompanying balance sheets, respectively; At December 31, 2020, carrying amount of $6.7 million and $15.3 million was included in "Current assets — Other" and "Deferred charges and other assets — Other", respectively.
(c)Amount represents a long-term receivable from one of our trading partners related to the Antero contract at December 31, 2020. The receivable became current and netted against the payable to the trading partner in "Account payable and other accrued liabilities" on the accompanying balance sheets at March 31, 2021.
(d) The balance at March 31, 2021 included $72.5 million located in “Long-term debt” on the accompanying balance sheets. The balance at December 31, 2020 included $185.0 million located in "Notes payable", and $100.0 million located in “Long-term debt” on the accompanying balance sheets.
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

Quantitative Information about Level 3 Fair Value Measurements
(In millions)	Net Fair Value	Valuation Techniques	Unobservable Inputs	Weighted Average	Range
March 31, 2021	$(76.80)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(0.41)	$(1.168)-$1.963
December 31, 2020	$(80.00)	Discounted Cash Flow	Natural Gas Basis Price (per dekatherm)	$(0.36)	$(0.910)-$2.073

Reconciliation of Level 3 Assets and Liabilities
The following table presents a reconciliation of changes in net fair value of Level 3 derivative instruments measured at fair value on a recurring basis.

Reconciliation of Fair Value Measurements Using Significant Level 3 Inputs
	Three Months Ended March 31,
(In millions)	2021	2020
Balance at beginning of period	$(80.0)	$(84.8)
Realized and unrealized gains (losses)
Recorded to income	2.4	3.1
Recorded to regulatory assets — Gas costs	(5.4)	9.1
Settlements	6.2	1.4
Balance at end of period	$(76.8)	$(71.2)
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

The following table presents the unrealized gains (losses) attributable to Level 3 derivative instruments measured at fair value on a recurring basis.

Unrealized Gains (Losses) Recorded for Level 3 Measurements
	Three Months Ended March 31,
(In millions)	2021	2020
Recorded to income — Utility cost of gas	$1.6	$2.3
Recorded to regulatory assets — Gas costs	(6.3)	7.6
Total	$(4.7)	$9.9

NOTE 12. RELATED PARTY TRANSACTIONS

Corporate Service Allocation
As a subsidiary of AltaGas, Washington Gas is charged a proportionate share of corporate governance and other shared services costs from AltaGas, primarily related to human resources, employee benefits, finance, legal, accounting, tax, information technology services, and office services. AltaGas charges Washington Gas for the total shared service costs at the lower of cost or market, and Washington Gas in turn allocates a portion of the costs to WGL’s other subsidiaries at the higher of cost or market. Washington Gas records a payable for the total shared service costs allocated to all of WGL's subsidiaries in "Payable to associated companies" and a receivable for the shared service costs allocated to WGL’s other subsidiaries excluding Washington Gas in “Receivables from associated companies” on its balance sheets. Additionally, Washington Gas received certain corporate services from SEMCO Energy, Inc., (SEMCO), a subsidiary of AltaGas. Washington Gas records in "Payable to associated companies" on its balance sheets for the services provided by SEMCO. The expenses associated with services provided by AltaGas and SEMCO are recorded to “Operation and maintenance” on Washington Gas' statements of operations.
The net expenses of $5.0 million and $5.0 million were included in “Operation and maintenance” on the statements of operations for the three months ended March 31, 2021 and 2020, respectively, reflecting the corporate service cost allocated to Washington Gas.
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
Project Financing
WGL Energy Systems, Inc. (WGL Energy Systems), an indirect, wholly owned subsidiary of WGL, obtains third-party project financing for energy management services projects with the federal government under Washington Gas’s area-wide contract. As work is performed, Washington Gas establishes a contract asset in “Receivables” representing the government’s obligation to remit principal and interest and records a “Payable to associated company” to WGL Energy Systems for the construction work performed for the same amount.
At March 31, 2021, Washington Gas recorded $6.7 million of contract assets in “Receivables” and a $6.7 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.
At December 31, 2020, Washington Gas recorded $16.1 million of contract assets in “Receivables” and a $16.1 million payable to WGL Energy Systems in “Payables to associated companies,” respectively, for energy management services projects financed by WGL Energy Systems that were not complete.

Related Party Transactions with Hampshire
Hampshire Gas Company (Hampshire), a wholly owned subsidiary of WGL, owns full and partial interests in underground natural gas storage facilities, including pipeline delivery facilities located in and around Hampshire County, West Virginia, and operates those facilities to serve Washington Gas, which purchases all of the storage services of Hampshire. Washington Gas includes the cost of these services in the bills sent to its customers and records the cost of the services in "Operation and maintenance" in its statements of operations. Hampshire operates under a “pass-through” cost of service-based tariff approved by the FERC and adjusts its billing rates to Washington Gas on a periodic basis to account for changes in its investment in utility plant and associated expenses. The arrangement between Hampshire and Washington Gas is classified as an operating lease. A right-of-use (ROU) asset and lease liability was not recognized upon the adoption of ASC 842 because all the costs associated with the arrangement are variable. Washington Gas recorded expenses related to the cost of services provided by Hampshire in "Operation and maintenance " on Washington Gas' statements of operations of $2.1 million and $2.0 million for three months ended March 31, 2021, and 2020, respectively. The outstanding balance not cleared between Washington Gas and Hampshire at the end of the reporting period was recorded in "Payable to associated companies" of Washington Gas' balance sheets.
Related Party Income Taxes
Washington Gas is included in the AltaGas Services (US) Inc.(ASUS) consolidated income tax returns. We have a tax sharing policy with ASUS, an indirect, wholly owned subsidiary of AltaGas, that allocates consolidated tax liabilities and benefits using a ratio determined by the separate taxable income for each member applied to the consolidated return tax liability of the group. State income tax returns are filed on a separate company basis in most states and on a unitary basis as required, where we or the consolidated ASUS group have operations and/or a requirement to file.
At March 31, 2021 Washington Gas recorded a $0.6 million receivable in "Receivables from associated companies" and a $0.6 million payable in "Payables to associated companies" under the ASUS tax sharing policy on Washington Gas' balance sheets, respectively. At December 31, 2020, Washington Gas recorded a $112.2 million receivable in "Receivables from associated companies" and a $0.6 million payable in "Payables to associated companies" under the ASUS tax sharing policy on Washington Gas' balance sheets, respectively.
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

Gas Balancing Service Charges
(In millions)	Three Months Ended March 31,
	2021	2020
Gas balancing service charge	$7.7	$6.6
As a result of these balancing services, an imbalance is created for volumes of natural gas received by Washington Gas that are not equal to the volumes of natural gas delivered to customers of the energy marketers. Washington Gas recorded $1.4 million and $2.0 million receivable from WGL Energy Services at March 31, 2021 and December 31, 2020, respectively, related to an imbalance in gas volumes. The receivables were recorded in "Receivables" on Washington Gas' balance sheets.

Washington Gas participates in a purchase of receivables (POR) program as approved by the PSC of MD and separate program approved by the PSC of DC, whereby it purchases receivables from participating energy marketers at approved discount rates. WGL Energy Services is one of the energy marketers that participates in these POR programs whereby it sells its receivables to various utilities, including Washington Gas, at approved discount rates. The receivables purchased by Washington Gas are included in “Accounts receivable” in the accompanying balance sheets. At March 31, 2021 and December 31, 2020, Washington Gas had balances of $8.4 million and $6.9 million, respectively, of purchased receivables from WGL Energy Services.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in accumulated other comprehensive income (AOCI) by component for the reporting periods.

Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended March 31,
(In thousands)	2021	2020
Beginning Balance	$1,577	$4,576
Amortization of prior service credit (a)(b)	(81)	(304)
Amortization of actuarial loss (a)(b)(c)	34	781
Actuarial gain arising during the period (a)	1,436	1,910
Current-period other comprehensive income	1,389	2,387
Income tax expense related to pension and other post-retirement benefit plans retained in AOCI(c)	367	620
Ending Balance	$2,599	$6,343
(a)The accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
(b) Amortization of prior service cost and amortization of actuarial loss represent the amounts reclassified out of AOCI to “Other income (expense)-net” of statements of operations for the reporting periods.
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

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table details the changes in operating assets and liabilities from operating activities, cash payments that have been included in the determination of earnings and non-cash investing and financing activities.

(In thousands)	Three Months Ended March 31,
	2021	2020
CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables	$(14,583)	$53,278
(Receivables from) Payables to associated companies — net	127,218	11,649
Gas costs and other regulatory assets/liabilities — net	(5,648)	(43,613)
Storage gas	41,611	56,430
Prepaid taxes	5,712	3,711
Accounts payable and other accrued liabilities	(36,860)	(59,144)
Customer deposits and advance payments	(13,185)	(6,949)
Accrued taxes	31	5,499
Other current assets	5,756	10,273
Other current liabilities	(365)	(243)
Deferred gas costs — net	33,063	24,874
Deferred assets — other	2,019	(1,014)
Deferred liabilities — other	(2,427)	(1,463)
Pension and other post-retirement benefits	(5,613)	(4,245)
Changes in operating assets and liabilities	$136,729	$49,043
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid (refunded) — net	$—	$(3,880)
Interest paid including interest for finance leases	$31,437	$30,965
Cash paid for amounts included in the measurement of operating lease liabilities	$1,535	$1,490
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,788	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$425	$—
Capital expenditure accruals included in accounts payable and other accrued liabilities	$44,996	$45,817

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within Washington Gas’ balance sheets that sums to the total of such amounts shown on the statements of cash flows.

(In thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$11,056	$42,418
Restricted cash included in Current assets-Other	2,083	11,332
Restricted cash included in Deferred charges and other assets-Other	13,826	28,113
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$26,965	$81,863

Restricted cash included in "Current assets — Other" and "Deferred charges and other assets — Other" on the balance sheets represents amount of investment in rabbi trusts to fund deferred compensation, pension and other post-retirement benefits for certain management personnel and directors. The funds in the rabbi trusts can only be used to pay for plan participant benefits and other plan expenses such as investment fees or trustee fees. The funds are invested in money market funds at the end of March 31, 2021 and 2020. Refer to Note 8 — Pension and Other Post-Retirement Benefit Plans for further discussion of rabbi trusts.

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
COVID-19
We continue to monitor how the COVID-19 pandemic is affecting our workforce, customers, suppliers, financial results and cash flows. On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. Governments in affected areas in which we operate have imposed a number of measures designed to contain the outbreak, including business closures, travel restrictions, quarantines and cancellations of gatherings and events. Washington Gas activated a pandemic response team to monitor COVID-19 developments closely. The pandemic response team has led Company efforts to mitigate the impacts to our business and has implemented pandemic and business continuity plans to protect our employees, customers and communities. To date, Washington Gas has been able to respond to pandemic-related challenges with minimal disruption to its operations and business and it has not experienced unavailability of a significant portion of its personnel as a result of COVID-19.
As a result of regulatory orders, we temporarily suspended customer disconnections for non-payment, temporarily suspended collection activities, and temporarily waived assessing and billing late payment fees. While the suspension of disconnections has been lifted in Maryland for customers effective on April 1, 2021, the suspension in District of Columbia and Virginia continues. We resumed assessing late payment fees in Maryland in October 2020 following a regulatory order. The suspension of collection activities has caused our overall accounts receivable portfolio to age more than historical levels. However, we do not expect the increase in credit losses to have a significant impact on net income. We have been authorized to establish a regulatory asset to capture and track the incremental COVID-19 related costs, including incremental credit losses, which allows for assessment of recovery of those costs in future base rate cases. As of March 31, 2021, we have recorded $7.9 million of incremental COVID-19 related costs to regulatory assets across all three jurisdictions, related to bad debt expense and supplies. The amount has not changed since December 31, 2020. Additionally, we waived late payment fees of $1.6 million for the three months ended March 31, 2021. In December 2020, Washington Gas received $7.7 million of Coronavirus Relief Funds from the SCC of VA to provide direct assistance to Virginia customers with balances over 30 days in arrears, to the extent the customers meet the qualification requirements. At March 31, 2021, $5.4 million of unused funds remained in "Gas costs due to customer" on Washington Gas' condensed balance sheets.
Unfavorable economic conditions due to COVID-19 have reduced demand for natural gas. Compared to the same period in 2020 and not considering the weather impact, the lower commercial usage in the District of Columbia and Virginia has resulted in a decrease to net revenue for the three months ended March 31, 2021. We expect lower commercial usage due to COVID-19 that will continue to negatively impact our financial results in 2021. However, due to significant uncertainty related to the pandemic and its economic impact, management's judgment and estimates regarding the situation could change in the future, and current expected outcomes and actual results may differ.
Refer to "Rates and Regulatory Matters" for updates on COVID-19 related orders.
Results of Operations
Washington Gas has one operating segment that engages in its core business of delivering and selling natural gas under tariffs approved by regulatory commissions in the District of Columbia, Maryland and Virginia.
Net income was $133.6 million for the three months ended March 31, 2021 compared to net income of $127.8 million for the three months ended March 31, 2020. The $5.8 million improvement in net income was mainly from higher net revenues driven by accelerated pipe replacement programs and colder weather, offset by negative impacts from a prior year adjustment related to the Virginia rate case and COVID-19. The improvement in net income was also driven by lower general operating expenses, and higher other income due to lower pension and post-retirement costs.
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
EBITDA should not be considered an alternative to, or a more meaningful indicator of our operating performance than, net income.
The following table reconciles EBITDA to net income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In millions)	2021	2020	Increase/(Decrease)
Net income	$133.6	$127.8	$5.8
Interest expense	15.4	16.7	(1.3)
Income tax expense	34.4	32.0	2.4
Depreciation and amortization	36.6	35.9	0.7
EBITDA	$220.0	$212.4	$7.6
The following table summarizes the Company’s financial data for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In millions)	2021	2020	Increase/(Decrease)
Revenues:
Operating revenues	$582.5	$501.7	$80.8
Less: Cost of gas	217.0	142.0	75.0
Less: Revenue taxes	30.3	27.0	3.3
Total net revenues	335.2	332.7	2.5
Operation and maintenance	99.6	102.7	(3.1)
General taxes and other assessments	25.2	22.9	2.3
Other income (expense) - net	9.6	5.3	4.3
EBITDA	$220.0	$212.4	$7.6
Revenues
Operating revenues increased by $80.8 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 mainly driven by an increase in gas cost recoveries, accelerated pipe replacement programs revenue surcharges and the effect of colder weather, offset by negative impacts from a prior year adjustment related to the Virginia rate case and COVID-19.
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
The table above reconciles net revenues to operating revenues for the reporting periods as part of the reconciliation of operating revenues to EBITDA. Net revenues increased by $2.5 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The following explains the main drivers noted above for the change in operating revenues, as well as the additional drivers for the increase in net revenues.
Impact of rate cases
Rate case impacts caused a $7.5 million decrease in net revenues for the three months ended March 31, 2021 compared to the same period in 2020, mainly due to a true-up to the Virginia rate refund liability after incorporating final commission approved rates in Washington Gas' Virginia base rate case decided in the prior period.
Accelerated replacement programs
Approved accelerated replacement programs drove a $5.2 million increase in net revenues for the three months ended March 31, 2021 compared to the same period in 2020, driven by the associated surcharge mechanism to recover the cost, including a return, on those capital investments.
Estimated effects of weather and consumption patterns
In the District of Columbia, where Washington Gas does not have a billing mechanism to offset the effects of weather on revenues, the comparatively colder weather primarily caused the variance to net revenues. Natural gas consumption patterns may be affected by shifts in weather patterns and non-weather-related factors such as customer conservation.
Weather was 1.6% and 22.2% warmer than normal for the three months ended March 31, 2021 and 2020, respectively. The comparative colder weather drove higher net revenues of approximately $4.0 million for the three months ended March 31, 2021 compared to the same period in 2020.
COVID-19
The lower commercial usage in the District of Columbia and Virginia, and the waived late payment fees due to COVID-19 drove lower net revenues of approximately $4.0 million in the three months ended March 31, 2021 compared to the same period in 2020.
Operation and Maintenance Expenses
Operating and maintenance expenses decreased $3.1 million for the three months ended March 31, 2021 compared to the same period of the prior year. The decrease was driven mainly by lower labor costs.
General taxes and other assessments
The $2.3 million increase in general taxes and other assessments between the three months ended March 31, 2021 and 2020 was associated with clean energy programs.
Other income (expense)
The increase in other income (expense) between the three months ended March 31, 2021 and 2020 of $4.3 million was due to lower pension and post-retirement costs.
Income Taxes
The effective income tax rate for the three months ended March 31, 2021 was 20.5% compared to 20.1% for the same period of the prior year.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Statistical Information
Key gas volumes, weather and meter statistics are shown in the table below for the three months ended March 31, 2021 and 2020.

Gas Volumes, Weather and Meter Statistics
	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Base Gas Volumes (millions of therms)
Firm	633.0	546.1	86.9
Interruptible	78.3	76.7	1.6
Other	18.9	14.1	4.8
Total gas volumes	730.2	636.9	93.3
Degree Days
Actual	1,996	1,666	330
Normal	2,028	2,141	(113)
Percent colder (warmer) than normal	(1.6)%	(22.2)%	n/a
Average active customer meters	1,207,000	1,196,000	11,000
Ending active customer meters	1,207,069	1,198,036	9,033
New customer meters added	2,659	2,927	(268)
Gas Service to Firm Customers
The volume of gas delivered to firm customers is highly sensitive to weather variability as a large portion of the natural gas delivered by Washington Gas is used for space heating. Washington Gas’ rates are based on an assumption of normal weather. The tariffs in the Maryland and Virginia jurisdictions include provisions that consider the effects of the RNA and the WNA/CRA mechanisms, respectively, that are designed to, among other things, mitigate the effect on net revenues of variations in weather from normal levels (refer to the section entitled “Weather Risk” in the Form 10-K for year ended December 31, 2020 for a further discussion).
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
Generally, pursuant to its Merger commitments, Washington Gas can make dividend payments in the ordinary course of business unless any of the following regulatory limitations apply: (i) Washington Gas will not pay extraordinary dividends to its parent for three years from the date of the Merger close, (ii) Washington Gas will not pay dividends to its parent company if Washington Gas’ senior unsecured debt rating is below investment grade or (iii) Washington Gas will not make a dividend payment to its parent company if the payment would result in its equity level to drop below 48%. At March 31, 2021, we had no significant restrictions on our cash balances or retained earnings that would affect the payment of dividends.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

As of March 31, 2021, we believe that our cash flows from operations and sources of funding will provide sufficient liquidity to satisfy our operating activities, capital expenditures, financial obligations, and the effects of COVID-19. Depending on the duration and severity of economic impacts caused by the pandemic, we will continue to assess our liquidity needs, the ability to access capital markets for commercial paper or long-term debt financing, and potential impacts due to the ability of our customers to pay for services.
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
Washington Gas uses short-term debt in the form of commercial paper or unsecured short-term bank loans to fund seasonal cash requirements. Our policy is to maintain back-up bank credit facilities in an amount equal to or greater than our expected maximum commercial paper position. Washington Gas classifies certain commercial paper balances as "Long-term debt" on the balance sheets based on its ability and intent to refinance these balances on a long-term basis. At March 31, 2021 and December 31, 2020, $72.5 million and $100.0 million of our commercial paper balance was classified as long term debt on Washington Gas' balance sheets, respectively. Bank credit balances available to Washington Gas under the existing credit facility, net of commercial paper balances, were $377.5 million and $165.0 million at March 31, 2021 and December 31, 2020, respectively.
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
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Ratings Triggers and Certain Debt Covenants
Under the terms of Washington Gas' revolving credit agreements and private placement notes, the ratio of consolidated financial indebtedness to consolidated total capitalization cannot exceed 0.65 to 1.0 (65.0%). At March 31, 2021 and December 31, 2020, Washington Gas' ratios of consolidated financial indebtedness to consolidated total capitalization were 44% and 48%, respectively. In addition, Washington Gas is required to inform lenders of changes that might have a material effect on debt ratings. The failure to inform the lenders’ agent of material changes might constitute default under the agreements. Additionally, failure to pay principal or interest on any other indebtedness may be deemed a default under our credit agreements. A default, if not remedied, may lead to obligations becoming immediately due and payable. In addition, certain of the credit facilities of Washington Gas contain cross-default provisions, that would declare Washington Gas in default on its credit facility if it were to default on certain of its other indebtedness. At March 31, 2021 and December 31, 2020, we were in compliance with all of the covenants under our revolving credit facilities, term loan facility, and private placement notes.
Historical Cash Flows
Cash Flows Provided by Operating Activities
Washington Gas' cash flows from operating activities principally reflect gas sales and deliveries and the cost of operations. Cash flows provided by operating activities were $341.9 million for the three months ended March 31, 2021, compared to $245.7 million for the three months ended March 31, 2020. The increase was mainly driven by the cash collected in account receivable from associated company related to the tax sharing policy with ASUS. Refer to Note 12 - Related Party Transactions for further information of tax sharing with ASUS.
Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $237.6 million for the three months ended March 31, 2021, compared to $154.0 million used in financing activities for the same period in 2020. The main activity includes net repayments of borrowings under credit facilities and dividend payments in both periods. The three months ended March 31, 2020 financing activities also included capital contributions from our parent company of $125.0 million.
Cash Flows Used in Investing Activities
Cash flows used in investing activities totaled $99.3 million and $71.0 million for the three months ended March 31, 2021 and 2020, respectively, which consisted of capital expenditures made by Washington Gas.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Accelerated Pipe Replacement Programs (APRPs)
The large portion of our capital expenditures are in our APRPs. APRPs are in place in all three of our jurisdictions with an associated surcharge mechanism to recover the cost, including a return, on those capital investments between base rate cases. The following table summarizes the current status of our accelerated pipe replacement programs in three of our jurisdictions.

Jurisdiction	Estimated Cost	Expenditure to Date (a)	Status	Expected in-service date
District of Columbia	Estimated $150 million over the period from January 2021 to December 2023, plus additional expenditures in subsequent periods.	$8.1 million	The second phase of the accelerated utility pipe replacement programs in the District of Columbia (PROJECTpipes 2) began in January 2021.	Individual assets are placed into service throughout the program.
Maryland	Estimated $350 million over the five-year period from January 2019 to December 2023, plus additional expenditures in subsequent periods.	$132.4 million	The second phase of the accelerated utility pipe replacement programs in Maryland (STRIDE 2.0) began in January 2019.	Individual assets are placed into service throughout the program.
Virginia	Estimated $500 million over the five-year period from January 2018 to December 2022, including cost of removal, plus additional expenditures in subsequent periods.	$296.9 million	The second phase of the accelerated pipe replacement programs in Virginia (SAVE 2.0) began in January 2018.	Individual assets are placed into service throughout the program.
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

Contractual Obligations, Off-Balance Sheet Arrangements and Other Commitments.
There have been no material changes to contractual obligations and commercial commitments that are out of the normal course of business as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The Company did not have any material off-balance sheet arrangements as of March 31, 2021 or subsequent to, or upon the filing of our financial statements in our annual reports as defined under SEC rules.

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
Maryland 2020 Rate Case.
On August 28, 2020, Washington Gas filed a rate increase application in Maryland. The requested rates are designed to collect approximately $28.4 million in total annual revenues representing a 10.45% rate of return on equity. On August 31, 2020, the PSC of MD docketed the application and assigned the case to the Public Utility Law Judge (PULJ) division. On February 12, 2021, the PULJ issued a proposed order in the case and an ERRATA filing correcting of the proposed order on February 19, 2021. The Company and certain parties filed appeals on February 26, 2021. On April 9, 2021, after considering the appeals, the PSC of MD issued an order which affirmed the proposed order with one modification. The order authorized Washington Gas to increase its Maryland natural gas distribution rates by $13.1 million (including $5.0 million currently collected through the STRIDE surcharge), reflecting a return of equity of 9.70%. The revenue increase became effective on March 26, 2021.
COVID-19 Related Orders
District of Columbia. On March 16, 2020, the Council of the District of Columbia (DC Council) passed legislation prohibiting the disconnection of electric and gas services for non-payment of fees during a public health emergency. The Mayor of the District of Columbia’s public health emergency declaration and all related orders have been further extended to May 20, 2021. On April 15, 2020, the PSC of DC issued an order authorizing Washington Gas to establish a regulatory asset to capture and track the incremental costs related to COVID-19 that were prudently incurred beginning March 11, 2020.
On March 3, 2021, the PSC of DC issued an order directing that 1) the Company must provide a notice to residential customers 45 days before disconnecting service after the lifting of the public health emergency and this rule will remain in effect for up to 120 days; 2) Washington Gas is to provide Deferred Payment Agreements to eligible residential customers of at least 12 months after the ending of the public health emergency; 3) Washington Gas must submit a proposal and Implementation plan for an Arrearage Management Program within 45 days from the date of the Order (April 19, 2021); and 4) The threshold used to determine eligibility for the Residential Essential Discount program increases temporarily from 60% to 75% of the state median income level.
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
(4) any Public Service Company was prohibited from collecting or requiring down payments or deposits as a condition of beginning a payment plan by any residential customer; and
(5) any Public Service Company was prohibited from refusing to negotiate or denying a payment plan to a residential customer receiving service because the customer failed to meet the terms and conditions of an alternate payment plan during the past 18 months.

Washington Gas Light Company
Part I-Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

On February 15, 2021, the Maryland General Assembly passed the Recovery for the Economy, Livelihoods, Industries, Entrepreneurs and Families Act (RELIEF Act). The RELIEF Act includes $83.0 million in funds to help MD residential customers who are in arrears. MD residential customers need to meet the qualifications established by The RELIEF Act to get the funds.
The MD PSC updated its moratorium on disconnects through June 30, 2021 for “special needs” customers or anyone “who has received or qualified to receive the Maryland Office of Home Energy Programs (OHEP) Energy Assistance after February 15, 2017.”
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
On December 8, 2020, Washington Gas was awarded $7.7 million of Coronavirus Relief Funds from the SCC of VA to use for customer arrearages. Virginia customers need to meet the criteria established by the program to receive the funds. Any unused funds will be returned to the SCC of VA by December 10, 2021.
Critical Accounting Policies
Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Washington Gas Light Company
Part I-Financial Information
Item 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Washington Gas meets the conditions set forth in General Instruction H(1) of Form 10-Q and has omitted the information called for by this Item pursuant to General Instruction H(2) of Form 10-Q.

Washington Gas Light Company
Part I-Financial Information
Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Senior management, including the President and the Senior Vice President, Finance of Washington Gas, evaluated the effectiveness of Washington Gas’ disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the President and the Senior Vice President, Finance have concluded that Washington Gas’ disclosure controls and procedures were effective as of March 31, 2021. There have been no changes in the internal control over financial reporting of Washington Gas during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Washington Gas, including no changes resulting from COVID-19.

Washington Gas Light Company
Part II-Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising out of the normal course of business. In particular, the nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. For information regarding pending federal and state regulatory matters, see Note 9 — Commitments and Contingencies of the Notes to Condensed Financial Statements.

Washington Gas Light Company
Part II-Other Information
Item 1A. Risk Factors
ITEM 1A. RISK FACTORS

Not Applicable.

Washington Gas Light Company
Part II-Other Information

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Washington Gas Light Company
Part II-Other Information

ITEM 6. EXHIBITS
Exhibits:

Schedule/Exhibit	Description

(a)(3)	Exhibits

Exhibits Filed Herewith:

31.1	Certification of Donald M. Jenkins, President of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Wendy Zelond, the Senior Vice President, Finance of Washington Gas Light Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Donald M. Jenkins, the President, and Wendy Zelond, the Senior Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GAS LIGHT COMPANY
(Registrant)

/s/ Krista Nufrio
Krista Nufrio
Vice President and Controller
(signing on behalf of the Registrant and as
Principal Accounting Officer of the Registrant)
Date: April 29, 2021